Form 10-Q
period 2004-04-03
NORCROSS SAFETY PRODUCTS LLC
filed 2004-05-14
CIK 1264010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-110531

NORCROSS SAFETY PRODUCTS L.L.C.

(Exact name of Registrant as Specified in its Charter)

Delaware	61-1283304
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2211 York Road, Suite 215 Oak Brook, Illinois 60523	60523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(630) 572-5715

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☒

On May 11, 2004 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended April 3, 2004

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	December 31, 2003(1)	April 3, 2004
Assets
Current assets:
Cash and cash equivalents	$16,341	$6,860
Accounts receivable, less allowance of $2,493 and $2,542 in 2003 and 2004, respectively	53,291	62,320
Inventories	80,828	82,143
Deferred income taxes	30	29
Prepaid expenses and other current assets	3,833	4,221
Total current assets	154,323	155,573
Property, plant, and equipment, net	56,213	54,832
Deferred financing costs, net	10,832	10,391
Goodwill, net	130,032	128,984
Other intangible assets, net	5,641	5,783
Due from NSP Holdings L.L.C.	16,113	16,291
Other noncurrent assets	5,535	5,565
Total assets	$378,689	$377,419

Liabilities and member’s equity
Current liabilities:
Accounts payable	$18,157	$18,359
Accrued expenses	27,837	20,608
Current maturities of long-term obligations	3,378	3,242
Total current liabilities	49,372	42,209
Pension, post-retirement, and deferred compensation	24,318	25,105
Long-term obligations	253,814	253,036
Other noncurrent liabilities	430	428
Deferred income taxes	1,937	1,890
Minority interest	124	129
	280,623	280,588
Member’s equity:
Contributed capital	116,060	116,060
Accumulated deficit	(64,791)	(57,464)
Accumulated other comprehensive loss	(2,575)	(3,974)
Total member’s equity	48,694	54,622
Total liabilities and member’s equity	$378,689	$377,419

(1)          December 31, 2003 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended
	March 29, 2003	April 3, 2004
Net sales	$85,815	$109,073
Cost of goods sold	55,053	68,877
Gross profit	30,762	40,196
Operating expenses:
Selling	8,525	10,404
Distribution	4,009	5,198
General and administrative	8,151	9,968
Amortization of intangibles	811	126
Total operating expenses	21,496	25,696
Income from operations	9,266	14,500
Other expense (income):
Interest expense	6,713	5,636
Interest income	(20)	(35)
Other, net	(176)	534
Income before income taxes and minority interest	2,749	8,365
Income tax expense	448	1,033
Minority interest	—	5
Net income	$2,301	$7,327

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Three months ended
	March 29, 2003	April 3, 2004
Operating activities
Net income	$2,301	$7,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,540	2,853
Amortization of intangibles	811	126
Amortization of deferred financing costs	507	441
Amortization of original issue discount	254	22
Write-off of deferred financing costs	1,270	—
Deferred income taxes	63	(46)
Minority interest	—	5
Changes in operating assets and liabilities:
Accounts receivable	(2,523)	(9,029)
Inventories	(2,019)	(1,315)
Prepaid expenses and other current assets	(303)	(388)
Other noncurrent assets	(101)	(30)
Accounts payable	2,206	202
Accrued expenses	(2,274)	(7,229)
Pension, postretirement, and deferred compensation	147	787
Other noncurrent liabilities	(5)	(2)
Other	(4)	3
Net cash provided by (used in) operating activities	2,870	(6,273)

Investing activities
Purchase of businesses, net of cash acquired	(69)	(112)
Purchases of property, plant, and equipment	(870)	(1,507)
Due from NSP Holdings L.L.C.	(150)	(178)
Net cash used in investing activities	(1,089)	(1,797)

Financing activities
Payments for deferred financing costs	(6,990)	—
Proceeds from borrowings	130,000	—
Payments of debt	(86,236)	(937)
Net repayments under revolving credit facility	(30,960)	—
Net cash provided by (used in) financing activities	5,814	(937)
Effect of exchange rate changes on cash	1,085	(474)
Net increase (decrease) in cash and cash equivalents	8,680	(9,481)
Cash and cash equivalents at beginning of period	1,762	16,341
Cash and cash equivalents at end of period	$10,442	$6,860

See notes to unaudited consolidated financial statements

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Norcross Safety Products L.L.C. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2004. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2003 consolidated financial statements.

2.     Acquisition of KCL

On July 29, 2003, the Company acquired 100% of the common stock of Kächele-Cama Latex GmbH (KCL), a German-based manufacturer and marketer of liquid-proof and cut-resistant gloves for a variety of industries, for $20,127, including net debt assumed of $171 and acquisition costs of $1,121. The sellers of KCL will also be eligible to receive royalty payments of up to €250 per year over the next three years based upon the achievement of certain cumulative net sales targets. The Company financed this acquisition with $9,882 of cash on hand, $5,000 of borrowings under the Senior Credit Facility and the issuance of $5,074 of junior subordinated notes. The Company believes the acquisition of KCL will increase its penetration of the European personal protection equipment market.

The allocation of the purchase price is summarized below:

Trade receivables	$3,292
Inventory	5,842
Property, plant and equipment	10,378
Customer relationships (8 year life)	1,812
Trade names and trademarks (indefinite life)	616
Other assets and liabilities, net	566
Accounts payable and accrued expenses	(4,329)
Fair value of net assets acquired	18,177
Excess of purchase price over fair value of net assets acquired (goodwill)	1,950
Total consideration	$20,127

The following table presents the pro forma net sales and net income of the Company for the three months ended March 29, 2003 assuming the acquisition of KCL had occurred on January 1, 2003:

Pro forma net sales	$93,170
Pro forma net income	2,821

The acquisition of KCL was accounted for by the purchase method of accounting, and accordingly, the results of operations of KCL have been included in the Company’s consolidated financial statements since the date of acquisition.

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

3.     Inventories

Inventories consist of the following:

	December 31, 2003	April 3, 2004
At FIFO cost:
Raw materials	$21,187	$22,334
Work in process	9,010	10,275
Finished goods	52,512	51,415
	82,709	84,024
Adjustment to LIFO cost	(1,881)	(1,881)
	$80,828	$82,143

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

4.     Debt

The Company’s debt consists of the following:

	December 31, 2003	April 3, 2004
Revolving credit facilities	$—	$—
Term loan	99,025	98,700
Senior subordinated notes	152,500	152,500
European term loans	1,215	979
Arbin Seller Notes	837	809
Subordinated seller notes	4,278	3,962
Capital lease obligations	339	308
Unamortized discount on senior subordinated notes	(1,002)	(980)
	257,192	256,278
Less: Current maturities of long-term obligations	3,378	3,242
	$253,814	$253,036

On March 21, 2003, the Company entered into a new Senior Credit Facility with a group of banks and financial institutions. Under the terms of this agreement, the Company can borrow up to $160,000 in the United States and approximately $7,600 in Canada ($10,000 Canadian). The Senior Credit Facility consisted of a $30,000 revolving credit facility and a $130,000 term loan in the United States, and a Canadian $10,000 revolving credit facility. These borrowings replaced the existing senior credit facility of the Company. The Company recorded a $1,270 million charge to interest expense for the write-off of deferred financing fees associated with the senior credit facility financing for the three months ended March 29, 2003.

On August 13, 2003, the Company issued $152,500 of 9.875% Senior Subordinated Notes due 2011 (the New Senior Subordinated Notes) and received gross proceeds of $151,465. The proceeds were primarily used to: (i) repay principal and interest and repurchase warrants related to the existing Senior Subordinated Notes, (ii) repay $30,000 of principal related to the term loan, (iii) repay principal on the junior subordinated notes used to finance the KCL acquisition, (iv) purchase preferred units of NSP Holdings L.L.C. from certain members of management and (v) pay fees and expenses.

Aggregate maturities of long-term debt as of April 3, 2004, are as follows:

2005	$3,242
2006	2,765
2007	3,338
2008	1,275
2009	93,463
Thereafter	152,195
$256,278

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

5.     Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Three months ended March 29, 2003		Three months ended April 3, 2004
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$187	$7	$373	$7
Interest cost	465	21	872	20
Expected return on plan assets	(316)	—	(668)	—
Amortization of prior service cost	1	5	1	4
Amortization of actuarial loss	118	15	212	21
	$455	$48	$790	52

6.     Restructuring and Other Charges

During 2002, the Company initiated a restructuring plan to exit the medical products business located in Cranston, Rhode Island and close certain hand protection plants located in Tijuana, Mexico, Tallmadge, Ohio and Charleston, South Carolina and move production to China. The Company decided to exit the medical products business at that time, because the medical products business primarily served one customer, who decided to manufacture the product in-house. The Company closed its hand protection plants to increase profitability of certain low margin product lines. This restructuring resulted in the termination of approximately 105 employees who worked at these operations. We incurred restructuring and merger-related charges associated with the plan of $9,297, comprised of $6,345 in non-cash expense relating to accelerated depreciation charges on long-lived assets to be abandoned; $1,242 in severance costs; and $1,710 in facility closure and other exit costs. The exit of the medical business was completed in 2002. The shut-down of the Tallmadge facility was completed in 2003 and the Company successfully completed the closure of the Charleston plant in the first quarter of 2004.  The Company expects to successfully complete the closure of the Tijuana plant during the second quarter of 2004.  The December 31, 2003 accrued restructuring liability of $1,295 consists of facility closure and other exit costs of $937 and severance costs of $358. The April 3, 2004 accrued restructuring liability of $758 consists of facility closure and other exit costs of $541 and severance costs of $217.  The change in the restructuring liability during the three months ended April 3, 2004 was attributable to cash payments being applied to the liability. The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheets.

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

7.     Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. In particular, the Company’s North Safety Products subsidiary, its predecessors and/or the former owners of such business are presently named as a defendant in approximately 711 lawsuits involving respirators manufactured and sold by it or its predecessors. The Company is also monitoring an additional 12 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 723 lawsuits represent a total of approximately 24,000 (excluding spousal claims) plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured prior to the acquisition of North Safety Products in October 1998.

In addition, our North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the Agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the Agreement to indemnify Siebe Norton and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising in respect of products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, whose name was subsequently changed to Siebe North Inc., was subsequently acquired by the Company as part of the 1998 acquisition of the North Safety Products business from Invensys.

Despite these indemnification arrangements, the Company could potentially be liable for these losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for these losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases, and to date the Company has not incurred any material costs with respect to these lawsuits. To date, Invensys has sent us requests for reimbursement totaling $26, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $513.9 for the three months ended April 3, 2004. The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the three months ended April 3, 2004:

Beginning lawsuits	680
New lawsuits	70
Settlements	(13)
Dismissals and other	(14)
Ending lawsuits	723

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 711 cases pending as of April 3, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 711 complaints, 542 do not specify the amount of damages sought, 33 generally allege damages in excess of $50, 6 allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 27 allege compensatory damages and punitive damages, each in excess of $25, 9 generally allege damages in excess of $100, 51 allege compensatory damages and punitive damages, each in excess of $50, 36 generally allege damages of $15,000, 2 allege compensatory damages and punitive damages, each in the amount of $15,000, 1 alleges compensatory damages and punitive damages, each in excess of $10, 1 alleges compensatory damages and punitive damages, each in excess of $15, 1 generally alleges damages in excess of $25, 1 generally alleges damages in excess of $4 and 1 generally alleges damages not to exceed $290,000.  The Company currently does not have access to the previously mentioned additional 12 monitored cases, and therefore do not know whether these cases allege specific damages, and, if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that its insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred. The Company has a reserve of $2,300 against potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. The Company has not recorded any losses against this reserve to date. This reserve is re-evaluated periodically, and additional charges or credits to operations may result as additional information becomes available. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Company’s indemnification from Invensys, but recognizing the inherent uncertainties in the projection of any future events, the Company believes that these suits or claims should not result in

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

final judgments or settlements in excess of its reserve. The Company does not have a reserve for product liability claims for use of products manufactured after the 1998 acquisition of North Safety Products as it is not involved in any material lawsuits relating exclusively to product usage in the periods after October 1998. In addition, the Company is not a party to any lawsuits involving asbestosis or silicosis relating exclusively to product usage in the period after October 1998.

8.     Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Three Months Ended March 29, 2003
Net sales—third parties	$59,217	$16,668	$9,930	$—	$—	$85,815
Net sales—intersegment	2,418	—	1	—	(2,419)	—
Income (loss) from operations	4,970	3,236	1,920	(860)	—	9,266
Three Months Ended April 3, 2004
Net sales—third parties	76,464	20,293	12,316	—	—	109,073
Net sales—intersegment	2,722	—	—	—	(2,722)	—
Income (loss) from operations	8,946	3,941	2,717	(1,104)	—	14,500

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

9.     Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Credit Facility and the New Senior Subordinated Notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
April 3, 2004
Current assets:
Cash and cash equivalents	$8,576	$—	$(2,616)	$900	$—	$6,860
Accounts receivable, net	9,330	—	30,522	22,468	—	62,320
Inventories	10,827	—	33,227	38,089	—	82,143
Deferred income taxes	—	—	—	29	—	29
Prepaid expenses and other current assets	2,080	—	1,414	727	—	4,221
Total current assets	30,813	—	62,547	62,213	—	155,573
Property, plant, and equipment, net	5,603	—	28,845	20,384	—	54,832
Deferred financing costs, net	10,391	—	—	—	—	10,391
Goodwill, net	426	—	104,833	23,725	—	128,984
Other intangible assets, net	3,383	—	—	2,400	—	5,783
Due from NSP Holdings L.L.C.	16,291	—	—	—	—	16,291
Investment in subsidiaries	138,913	—	34,605	—	(173,518)	—
Other noncurrent assets	—	—	3,638	1,927	—	5,565
Total assets	$205,820	$—	$234,468	$110,649	$(173,518)	$377,419
Current liabilities:
Accounts payable	$3,240	$—	$9,291	$5,828	$—	$18,359
Accrued expenses	5,392	—	8,449	6,767	—	20,608
Current maturities of long-term obligations	1,210	—	703	1,329	—	3,242
Total current liabilities	9,842	—	18,443	13,924	—	42,209
Pension, post-retirement, and deferred compensation	338	—	24,134	633	—	25,105
Long-term obligations	251,010	—	312	1,714	—	253,036
Intercompany balances	(109,992)	—	56,317	53,675	—	—
Other noncurrent liabilities	—	—	402	26	—	428
Deferred income taxes	—	—	—	1,890	—	1,890
Minority interest	—	—	—	129	—	129
	141,356	—	81,165	58,067	—	280,588
Member’s equity:
Contributed capital	116,060	—	148,417	47,085	(195,502)	116,060
Accumulated deficit	(57,464)	—	(13,557)	(8,427)	21,984	(57,464)
Accumulated other comprehensive loss	(3,974)	—	—	—	—	(3,974)
Total member’s equity	54,622	—	134,860	38,658	(173,518)	54,622
Total liabilities and member’s equity	$205,820	$—	$234,468	$110,649	$(173,518)	$377,419

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2003
Current assets:
Cash and cash equivalents	$15,863	$—	$(1,995)	$2,473	$—	$16,341
Accounts receivable, net	7,839	—	25,269	20,183	—	53,291
Inventories	8,932	—	32,641	39,255	—	80,828
Deferred income taxes	—	—	—	30	—	30
Prepaid expenses and other current assets	1,916	—	1,149	768	—	3,833
Total current assets	34,550	—	57,064	62,709	—	154,323
Property, plant, and equipment, net	5,979	—	29,310	20,924	—	56,213
Deferred financing costs, net	10,832	—	—	—	—	10,832
Goodwill, net	426	—	104,833	24,773	—	130,032
Other intangible assets, net	3,352	—	—	2,289	—	5,641
Due from NSP Holdings L.L.C.	16,113	—	—	—	—	16,113
Investment in subsidiaries	132,626	—	45,044	—	(177,670)	—
Other noncurrent assets	—	—	3,610	1,925	—	5,535
Total assets	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689
Current liabilities:
Accounts payable	$4,082	$—	$7,205	$6,870	$—	$18,157
Accrued expenses	11,276	—	10,044	6,517	—	27,837
Current maturities of long-term obligations	1,210	—	701	1,467	—	3,378
Total current liabilities	16,568	—	17,950	14,854	—	49,372
Pension, post-retirement, and deferred compensation	—	—	23,664	654	—	24,318
Long-term obligations	251,313	—	634	1,867	—	253,814
Intercompany balances	(112,697)	—	57,122	55,575	—	—
Other noncurrent liabilities	—	—	407	23	—	430
Deferred income taxes	—	—	—	1,937	—	1,937
Minority interest	—	—	—	124	—	124
	138,616	—	81,827	60,180	—	280,623
Member’s equity:
Contributed capital	116,060	—	159,509	47,073	(206,582)	116,060
Accumulated deficit	(64,791)	—	(19,425)	(9,487)	28,912	(64,791)
Accumulated other comprehensive loss	(2,575)	—	—	—	—	(2,575)
Total member’s equity	48,694	—	140,084	37,586	(177,670)	48,694
Total liabilities and member’s equity	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three months ended April 3, 2004
Third party	$17,492	$—	$55,799	$35,782	$—	$109,073
Intercompany	2,318	—	1,749	2,508	(6,575)	—
Net sales	19,810	—	57,548	38,290	(6,575)	109,073
Cost of goods sold	12,847	—	37,266	25,339	(6,575)	68,877
Gross profit	6,963	—	20,282	12,951	—	40,196
Operating expenses:
Selling	931	—	5,333	4,140	—	10,404
Distribution	938	—	1,966	2,294	—	5,198
General and administrative	1,847	—	5,119	3,002	—	9,968
Amortization of intangibles	66	—	—	60	—	126
Total operating expenses	3,782	—	12,418	9,496	—	25,696
Income from operations	3,181	—	7,864	3,455	—	14,500
Other expense (income):
Interest expense	5,560	—	17	59	—	5,636
Interest income	(31)	—	—	(4)	—	(35)
Intercompany charges	(9,639)	—	460	858	8,321	—
Other, net	—	—	9	525	—	534
Income (loss) before income taxes and minority interest	7,291	—	7,378	2,017	(8,321)	8,365
Income tax (benefit) expense	(36)	—	(33)	1,102	—	1,033
Minority interest	—	—	—	5	—	5
Net income (loss)	$7,327	$—	$7,411	$910	$(8,321)	$7,327

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three Months Ended March 29, 2003
Third party	$15,379	$47,890	$22,546	$—	$85,815
Intercompany	2,187	2,441	2,622	(7,250)	—
Net sales	17,566	50,331	25,168	(7,250)	85,815
Cost of goods sold	11,443	33,380	17,480	(7,250)	55,053
Gross profit	6,123	16,951	7,688	—	30,762
Operating expenses:
Selling	922	4,868	2,735	—	8,525
Distribution	862	1,858	1,289	—	4,009
General and administrative	1,577	4,682	1,892	—	8,151
Amortization of intangibles	55	756	—	—	811
Total operating expenses	3,416	12,164	5,916	—	21,496
Income from operations	2,707	4,787	1,772	—	9,266
Other expense (income):
Interest expense	4,871	1,788	54	—	6,713
Interest income	(14)	—	(6)	—	(20)
Intercompany charges	(4,377)	3,166	515	696	—
Other, net	(1)	20	(195)	—	(176)
Income (loss) before income taxes and minority interest	2,228	(187)	1,404	(696)	2,749
Income tax expense	(73)	52	469	—	448
Minority interest	—	—	—	—	—
Net income (loss)	$2,301	$(239)	$935	$(696)	$2,301

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three months ended April 3, 2004
Operating activities
Net cash (used in) provided by operating activities	$(9,180)	$—	$3,406	$(499)	$—	$(6,273)
Investing activities
Purchase of businesses, net of cash acquired	(97)	—	—	(15)	—	(112)
Purchase of property, plant, and equipment	(212)	—	(908)	(387)	—	(1,507)
Due from NSP Holdings L.L.C.	(178)	—	—	—	—	(178)
Net cash used in investing activities	(487)	—	(908)	(402)	—	(1,797)
Financing activities
Payments for deferred financing costs	—	—	—	—	—	—
Proceeds from borrowings	—	—	—	—	—	—
Payments of debt	(325)	—	(320)	(292)	—	(937)
Net repayments under revolving credit facility	—	—	—	—	—	—
Intercompany	2,705	—	(1,889)	(816)	—	—
Net cash provided by (used in) financing activities	2,380	—	(2,209)	(1,108)	—	(937)
Effect of exchange rate changes on cash	—	—	(916)	442	—	(474)
Net decrease in cash and cash equivalents	(7,287)	—	(627)	(1,567)	—	(9,481)
Cash and cash equivalents at beginning of period	15,863	—	(1,989)	2,467	—	16,341
Cash and cash equivalents at end of period	$8,576	$—	(2,616)	$900	$—	$6,860

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three months ended March 29, 2003
Operating activities
Net cash provided by (used in) operating activities	$4,094	$(254)	$(970)	$—	$2,870
Investing activities
Purchase of businesses, net of cash acquired	(69)	—	—	—	(69)
Purchase of property, plant, and equipment	(87)	(651)	(132)	—	(870)
Due from NSP Holdings L.L.C.	(150)	—	—	—	(150)
Other	—	386	(386)	—	—
Net cash used in investing activities	(306)	(265)	(518)	—	(1,089)
Financing activities
Payments for deferred financing costs	(6,990)	—	—	—	(6,990)
Proceeds from borrowings	130,000	—	—	—	130,000
Payments of debt	(86,175)	(75)	14	—	(86,236)
Net borrowings (repayments) under revolving credit facility	(29,262)	—	(1,698)	—	(30,960)
Intercompany	(3,226)	(315)	3,541	—	—
Net cash provided by (used in) financing activities	4,347	(390)	1,857	—	5,814
Effect of exchange rate changes on cash	—	1,028	57	—	1,085
Net increase (decrease) in cash and cash equivalents	8,135	119	426	—	8,680
Cash and cash equivalents at beginning of period	3,306	(2,381)	837	—	1,762
Cash and cash equivalents at end of period	$11,441	$(2,262)	$1,263	$—	$10,442

10. Comprehensive Income (Loss)

Total comprehensive income for the three months ended March 29, 2003 and April 3, 2004 amounted to $5,245 and $5,928, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general industrial, fire service and utility/high voltage industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, Morning Pride, Ranger, Servus, Pro-Warrington and Salisbury. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment.

We classify our diverse product offerings into three primary operating segments:

General Industrial. We offer a diverse portfolio of leading products for a wide variety of industries, including the manufacturing, agriculture, automotive, food processing and pharmaceutical industries and the military, under the North, Ranger and Servus brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general industrial products primarily through industrial distributors.

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service segment, offering firefighters head-to-toe protection. Our products include bunker gear, fire boots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington. We are the vendor of choice for many of the largest fire departments in North America, including those of New York City, Chicago and Toronto. We sell our fire service products primarily through specialized fire service distributors.

Utility/High Voltage. We manufacture and market one of the broadest lines of personal protection equipment for the utility/high voltage service segment under the Salisbury and Servus brands. Our products, including linemen equipment, gloves, sleeves and footwear, are designed to protect workers from up to 40,000 volts of electricity. All of our products either meet or exceed the applicable standards of ANSI and ASTM. We distribute our utility/high voltage products through specialized distributors and direct to utilities and electrical contractors.

KCL Acquisition

In July 2003, we acquired the stock of KCL for $20.1 million, including the assumption of $0.2 million of KCL’s net indebtedness and acquisition costs of $1.1 million. The sellers of KCL will also be eligible to receive royalty payments of up to €0.2 million per year over the next three years based upon the achievement of certain cumulative net sales targets.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended March 29, 2003 and April 3, 2004. The data for the three months ended March 29, 2003 and April 3, 2004 have been derived from our historical unaudited financial statements.

	Three Months Ended
	March 29, 2003	April 3, 2004
	(dollars in thousands)
Net sales:
General industrial	$59,217	$76,464
Fire service	16,668	20,293
Utility/high voltage	9,930	12,316
Total net sales	85,815	109,073
Cost of goods sold	55,053	68,877
Gross profit	30,762	40,196
Operating expenses	21,496	25,696
Income from operations:
General industrial	4,970	8,946
Fire service	3,236	3,941
Utility/high voltage	1,920	2,717
Corporate	(860)	(1,104)
Total income from operations	9,266	14,500
Other expense (income):
Interest expense	6,713	5,636
Interest income	(20)	(35)
Other, net	(176)	534
Income before income taxes and minority interest	2,749	8,365
Income tax expense	448	1,033
Minority interest	—	5
Net income	$2,301	$7,327

	Three Months Ended
	March 29, 2003	April 3, 2004
	(as a percentage of net sales)
Net sales:
General industrial	69.0%	70.1%
Fire service	19.4%	18.6%
Utility/high voltage	11.6%	11.3%
Total net sales	100.0%	100.0%
Cost of goods sold	64.2%	63.1%
Gross profit	35.8%	36.9%
Operating expenses	25.0%	23.6%
Income from operations:
General industrial	5.8%	8.2%
Fire service	3.8%	3.6%
Utility/high voltage	2.2%	2.5%
Corporate	(1.0)%	(1.0)%
Total income from operations	10.8%	13.3%
Other expense (income):
Interest expense	7.8%	5.2%
Interest income	(0.0)%	(0.0)%
Other, net	(0.2)%	0.5%
Income before income taxes and minority interest	3.2%	7.6%
Income tax expense	0.5%	0.9%
Minority interest	—	0.0%
Net income	2.7%	6.7%

Three Months Ended April 3, 2004 as Compared to Nine Months Ended March 29, 2003

Net sales. Net sales increased by $23.3 million, or 27.1%, from $85.8 million for the three months ended March 29, 2003 to $109.1 million for the three months ended April 3, 2004. In our general industrial segment, net sales increased by $17.3 million, or 29.1%, from $59.2 million for the three months ended March 29, 2003 to $76.5 million for the three months ended April 3, 2004. This increase was primarily due to: higher overall net sales in the United States of $4.0 million, reflecting higher footwear shipments of $2.5 million, increased government contract shipments of $0.7 million and strong overall market demand; favorable Canadian, European and South African exchange rates, which had an impact of $3.9 million; and the impact of the acquisition of KCL in July 2003, which contributed incremental net sales of $8.6 million. In our fire service segment, net sales increased by $3.6 million, or 21.7%, from $16.7 million for the three months ended March 29, 2003 to $20.3 million for the three months ended April 3, 2004 reflecting strong market demand in part due to comprehensive marketing efforts. In our utility/high voltage segment, net sales increased by $2.4 million, or 24.0%, from $9.9 million for the three months ended March 29, 2003 to $12.3 million for the three months ended April 3, 2004 primarily driven by strong overall market demand and new product introductions.

Gross profit. Gross profit increased by $9.4 million, or 30.7%, from $30.8 million for the three months ended March 29, 2003 to $40.2 million for the three months ended April 3, 2004, primarily due to the $23.3 million, or 27.1%, increase in net sales. Our gross profit margin of 36.9% for the three months ended April 3, 2004 was favorable to the 35.8% gross profit margin for the three months ended March 29, 2003. In our general industrial segment, gross profit increased by $7.3 million, or 33.6%, from $21.7 million for the three months ended March 29, 2003 to $29.0 million for the three months ended April 3, 2004. This increase was primarily due to: the impact of the acquisition of KCL, which contributed $3.5 million of incremental gross profit; favorable Canadian, European and South African exchange rates which had an impact of $1.3 million; and higher gross profit in the United States of $2.0 million, reflecting a combination of the $4.0 million increase in net sales and favorable fixed overhead absorption. In our fire service segment, gross profit increased by $1.2 million, or 21.7%, from $5.3 million for the three months ended March 29, 2003 to $6.5 million for the three months ended April 3, 2004, primarily due to the $3.6 million, or 21.7% increase in net sales. In our utility/high voltage segment, gross profit increased by $1.0 million, or 26.6%, from $3.8 million for the three months ended March 29, 2003 to $4.8 million for the three months ended April 3, 2004, primarily due to the $2.4 million, or 24.0% increase in net sales.

Operating expenses.Operating expenses increased by $4.2 million, or 19.5%, from $21.5 million for the three months ended March 29, 2003 to $25.7 million for the three months ended April 3, 2004. In our general industrial segment, operating expenses increased by $3.3 million, or 19.8%, from $16.7 million for the three months ended March 29, 2003 to $20.0 million for the three months ended April 3, 2004, as lower amortization of intangibles of $0.7 million was more than offset by higher other operating expenses due to: incremental KCL operating expenses of $2.0 million; higher Canadian, European and South African exchange rates, which had an impact of $1.0 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $17.3 million or 29.1% increase in net sales. In our fire service segment, operating expenses increased $0.4 million, or 21.4%, from $2.1 million for the three months ended March 29, 2003 to $2.5 million for the three months ended April 3, 2004, primarily due to additional payroll and variable selling expenses associated with the $3.6 million, or 21.7%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.2 million, or 11.2%, from $1.9 million for the three months ended March 29, 2003 to $2.1 million for the three months ended April 3, 2004, primarily due to higher general and administrative and selling expenses. Our corporate expense increased $0.2 million, or 28.3%, primarily due to higher payroll and administrative expenses.

Income from operations. Income from operations increased by $5.2 million, or 56.5%, from $9.3 million for the three months ended March 29, 2003 to $14.5 million for the three months ended April 3, 2004. As a percentage of net sales, income from operations increased from 10.8% for the three months ended March 29, 2003 to 13.3% for the three months ended April 3, 2004. In our general industrial segment, income from operations increased by $3.9 million, or 80.0%, from $5.0 million for the three months ended March 29, 2003 to $8.9 million for the three months ended April 3, 2004, primarily due to higher net sales of $17.3 million, or 29.1%. In our fire service segment, income from operations increased by $0.7 million, or 21.8%, from $3.2 million for the three months ended March 29, 2003 to $3.9 million for the three months ended April 3, 2004, primarily due to the $3.6 million, or 21.7%, increase in net sales. In our utility/high voltage segment, income from operations increased by $0.8 million, or 41.5%, from $1.9 million for the three months ended March 29, 2003 to $2.7 million for the three months ended April 3, 2004, primarily due to higher net sales of $2.4 million, or 24.0%. Our corporate expenses increased $0.2 million, or 28.3%, primarily due to higher payroll and administrative expenses.

Included in income from operations for the three months ended April 3, 2004 and March 29, 2003 were depreciation and amortization expenses of $3.0 million and $3.4 million, respectively. Of these amounts, $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the three months ended April 3, 2004 and $2.8 million, $0.1 million, $0.3 million and $0.2 million were attributable to these segments and corporate for the three months ended March 29, 2003.

Interest expense. Interest expense decreased by $1.1 million, or 16.0%, from $6.7 million for the three months ended March 29, 2003 to $5.6 million for the three months ended April 3, 2004. Included in interest expense for the three months ended March 29, 2003 is $1.3 million attributable to the write-off of deferred financing fees associated with the senior credit facility financing for the three months ended March 29, 2003. Excluding this write-off, interest expense increased by $0.2 million due to higher debt levels associated with the New Subordinated Notes financing and KCL acquisition. Interest expense incurred by NSP and the subsidiary guarantors totaled $6.7 million for the three months ended March 29, 2003 and $5.6 million for the three months ended April 3, 2004.

Other, net. Other, net increased by $0.7 from $(0.2) million for the three months ended March 29, 2003 to $0.5 million for the three months ended April 3, 2004 primarily due to unrealized foreign exchange losses recorded as a result of the strengthening of the U.S. dollar during the three months ended April 3, 2004.

Income tax expense.Income tax expense increased by $0.6 million, from $0.4 million for the three months ended March 29, 2003 to $1.0 million for the three months ended April 3, 2004, as a result of higher income tax expense levels at foreign operations, primarily due to incremental KCL income tax expense of $0.4 million.

Net income (loss). Net income increased by $5.0 million, or 218.4%, from $2.3 million for the three months ended March 29, 2003 to $7.3 million for the three months ended April 3, 2004. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the three months ended April 3, 2004 and March 29, 2003, cash (used in) provided by operating activities was $(6.3) million and $2.9 million, respectively. The $9.2 million decrease was primarily attributable to higher accounts receivable of $9.0 million, due to higher net sales of $23.3 million, and lower accrued expenses, in part due to a semi-annual coupon payment on our senior subordinated notes during the three month ended April 3, 2004. These amounts were partially offset by a $5.0 million increase in net income.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $1.5 million for the three months ended April 3, 2004 and $0.9 million for the three months ended March 29, 2003. During the three months ended April 3, 2004 and March 29, 2003, we funded cash to NSP Holdings L.L.C. of $0.2 million.

As of April 3, 2004, we had working capital of $113.4 million and cash of $6.9 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the three months ended April 3, 2004, net cash used in financing activities was $1.0 million, representing payments on long term debt obligations. For the three months ended March 29, 2003, net cash provided by financing activities was $5.8 million, representing payments of deferred financing costs of $7.0 million, retirement of our previous senior credit facility and other debt payments of $117.2 million, offset by borrowings under our senior credit facility of $130.0 million.

On March 21, 2003, we entered into a senior credit facility which provides for aggregate borrowings by us of $160.0 million and C$10.0 million, consisting of (1) a $30.0 million United States revolving credit facility; (2) a C$10.0 million Canadian revolving credit facility; and (3) a $130.0 million term loan. As of April 3, 2004, there was approximately $99.0 million of outstanding indebtedness under the senior credit facility and approximately $36.1 million of available borrowings under the revolving facilities. We used the proceeds of our senior credit facility to refinance our existing senior credit facility and for general corporate purposes, including working capital, refinancings, acquisitions, investments and capital expenditures.

As of April 3, 2004, borrowings under the senior credit facility bore interest at a weighted average rate of 4.89%. Prior to March 20, 2008, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.3 million per annum, with the remainder due on March 20, 2009. All of the domestic borrowers’ obligations under the senior credit facility are secured by a pledge of all our equity securities and the equity securities of our direct and indirect domestic subsidiaries, substantially all of our tangible and intangible assets and 65% of the equity securities of, or equity interest in, each of our foreign subsidiaries. All of the obligations under the senior credit facility are guaranteed by all of our present and future domestic subsidiaries, and all of the Canadian borrower’s obligations under the senior credit facility are guaranteed by all of our present and future Canadian subsidiaries.

Our senior credit facility contains, and the indenture governing the notes contains, numerous restrictive covenants, including, among other things, covenants that limit our ability to incur indebtedness, use our assets as security in other transactions, make fundamental changes to our capital structure, dispose of assets, pay dividends, make capital expenditures, enter into transactions with affiliates and enter into sale and leaseback transactions. In addition, our senior credit facility requires us to meet specified financial ratios and tests.

On August 13, 2003, the Company issued $152.5 million of 9.875% senior subordinated notes due 2011 and received gross proceeds of $151.5 million. The proceeds were primarily used to: (i) repay principal and interest and repurchase warrants related to our previous senior subordinated notes, (ii) repay $30.0 million of principal related to the term loan, (iii) repay principal on the junior subordinated notes used to finance the KCL acquisition, (iv) purchase preferred units of NSP Holdings L.L.C. from certain members of management and (v) pay fees and expenses.

In connection with the offering, we amended our senior credit facility to provide for the incurrence of the outstanding senior subordinated notes. The amendment also modified certain of the covenants under our senior credit facility.

We believe that our internal cash flows and borrowings under the revolving portions of our senior credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the foreseeable future, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information. These statements reflect management’s expectations, estimates, and assumptions based on information available at the time of the statement. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, and expectations. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘intent,’’ ‘‘likely,’’ ‘‘will,’’ ‘‘should,’’ and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth below, which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) our high degree of leverage and significant debt service obligations; (ii) the impact of current and future laws and governmental regulations affecting us or our product offerings; (iii) the impact of governmental spending; (iv) our ability to retain existing customers, maintain key supplier status with those customers with which we have achieved such status, and obtain new customers; (v) the highly competitive nature of the personal protection equipment industry; (vi) any future changes in management; (vii) acceptance by consumers of new products we develop or acquire; (viii) the importance and costs of product innovation; (ix) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange and restrictions on the efficient repatriation of earnings; (x) the unpredictability of patent protection and other intellectual property issues; (xi) cancellation of current orders; (xii) the outcome of pending product liability claims and the availability of indemnification for those claims; (xiii) general risks associated with the personal protection equipment industry; and (xiv) the successful integration of acquired companies on economically acceptable terms. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since December 31, 2003.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Our North Safety Products subsidiary, its predecessors and/or the former owners of such business are presently named as a defendant in approximately 711 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 723 lawsuits represent approximately 24,000 (excluding spousal claims) plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging that they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured prior to our acquisition of North Safety Products in October 1998.

In addition, our North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the Agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the Agreement to indemnify Siebe Norton and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising in respect of products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, whose name was subsequently changed to Siebe North Inc., was subsequently acquired by the Company as part of the 1998 acquisition of the North Safety Products business from Invensys.

Despite these indemnification arrangements, we could potentially be liable for these losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for these losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants, and to date we have not incurred any material costs with respect to these lawsuits. To date, Invensys has sent us requests for reimbursement totaling $26,000, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $0.5 million for the three months ended April 3, 2004.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the three months ended April 3, 2004:

Beginning lawsuits	680
New lawsuits	70
Settlements	(13)
Dismissals and other	(14)
Ending lawsuits	723

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 711 cases pending as of April 3, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 711 complaints, 542 do not specify the amount of damages sought, 33 generally allege damages in excess of $50,000, 6 allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 27 allege compensatory damages and punitive damages, each in excess of $25,000, 9 generally allege damages in excess of $100,000, 51 allege compensatory damages and punitive damages, each in excess of $50,000, 36 generally allege damages of $15.0 million, 2 allege compensatory damages and punitive damages, each in the amount of $15.0 million, 1 alleges compensatory damages and punitive damages, each in excess of $10,000, 1 alleges compensatory damages and punitive damages, each in excess of $15,000, 1 generally alleges damages in excess of $25,000, 1 generally alleges damages in excess of $4,000 and 1 generally alleges damages not to exceed $290.0 million.We currently do not have access to the previously mentioned additional 12 cases we are monitoring, and therefore do not know whether these cases allege specific damages, and, if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

Bankruptcy filings of companies with asbestos and silica-related litigation could increase our cost over time. If we were found liable in these cases and either Invensys or Norton failed to meet their indemnification obligations to us or the suit involved products manufactured by us after our October 1998 acquisition of North Safety Products, it would have a material adverse effect on our business.

We are not otherwise involved in any material lawsuits. We historically have not been required to pay any material liability claims. We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. We have a reserve of $2.3 million against potential uninsured product liability claims of North Safety Products for periods prior to October 1998. This reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. We have not recorded any losses against this reserve to date. This reserve is re-evaluated periodically, and additional charges or credits to operations may result as additional information becomes available. It is possible that we may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and our indemnification from Invensys, but recognizing the inherent uncertainties in the projection of any future events, we believe that these suits or claims should not result in final judgments or settlements in excess of our reserve. We do not have a reserve for product liability claims for use of products manufactured after the 1998 acquisition of North Safety Products as we are not involved in any material lawsuits relating exclusively to product usage in the periods after October 1998. In addition, we are not a party to any lawsuits involving asbestosis or silicosis relating exclusively to product usage in the period after October 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description

10.1	Description of Stay Bonus Program

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On March 15, 2004 we filed a current report on Form 8-K to furnish, under Item 12 of that form, our press release announcing our results of operations for the year ended December 31, 2003.

On May 12, 2004 we filed a current report on Form 8-K to furnish, under Item 12 of that form, our press release announcing our results of operations for the three months ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Norcross Safety Products L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCROSS SAFETY PRODUCTS L.L.C.

May 11, 2004	By:	/s/ Robert A. Peterson
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

May 11, 2004	By:	/s/ David F. Myers, Jr.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Manager
(Principal Financial and Accounting Officer)

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

10.1	Description of Stay Bonus Program

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002