Form 10-Q
period 2004-07-03
NORCROSS SAFETY PRODUCTS LLC
filed 2004-08-13
CIK 1264010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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
(630) 572-5715

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☒

On August 11, 2004 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended July 3, 2004

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	December 31, 2003(1)	July 3, 2004
Assets
Current assets:
Cash and cash equivalents	$16,341	$17,713
Accounts receivable, less allowance of $2,493 and $2,544 in 2003 and 2004, respectively	53,291	64,158
Inventories	80,828	84,635
Deferred income taxes	30	29
Prepaid expenses and other current assets	3,833	3,862
Total current assets	154,323	170,397
Property, plant, and equipment, net	56,213	52,370
Deferred financing costs, net	10,832	9,950
Goodwill, net	130,032	128,815
Other intangible assets, net	5,641	5,801
Due from NSP Holdings L.L.C.	16,113	17,764
Other noncurrent assets	5,535	5,433
Total assets	$378,689	$390,530

Liabilities and member’s equity
Current liabilities:
Accounts payable	$18,157	$20,126
Accrued expenses	27,837	26,538
Current maturities of long-term obligations	3,378	3,256
Total current liabilities	49,372	49,920
Pension, post-retirement, and deferred compensation	24,318	25,606
Long-term obligations	253,814	252,674
Other noncurrent liabilities	430	404
Deferred income taxes	1,937	1,896
Minority interest	124	140
	280,623	280,720
Member’s equity:
Contributed capital	116,060	116,060
Accumulated deficit	(64,791)	(52,220)
Accumulated other comprehensive loss	(2,575)	(3,950)
Total member’s equity	48,694	59,890
Total liabilities and member’s equity	$378,689	$390,530

(1)          December 31, 2003 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended		Six months ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net sales	$90,997	$107,005	$176,812	$216,078
Cost of goods sold	57,879	68,823	112,932	137,700
Gross profit	33,118	38,182	63,880	78,378
Operating expenses:
Selling	8,711	10,422	17,236	20,826
Distribution	4,268	5,329	8,277	10,527
General and administrative	8,268	9,506	16,419	19,474
Amortization of intangibles	809	124	1,620	250
Strategic alternatives	—	613	—	613
Total operating expenses	22,056	25,994	43,552	51,690
Income from operations	11,062	12,188	20,328	26,688
Other expense (income):
Interest expense	5,996	5,660	12,709	11,296
Interest income	(34)	(29)	(54)	(64)
Other, net	(183)	59	(359)	593
Income before income taxes and minority interest	5,283	6,498	8,032	14,863
Income tax expense	1,096	1,243	1,544	2,276
Minority interest	—	11	—	16
Net income	$4,187	$5,244	$6,488	$12,571

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Six months ended
	June 28, 2003	July 3, 2004
Operating activities
Net income	$6,488	$12,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,045	5,682
Amortization of intangibles	1,620	250
Amortization of deferred financing costs	1,168	883
Amortization of original issue discount	508	45
Write-off of deferred financing costs	1,270	—
Loss on sale of property, plant and equipment	—	384
Deferred income taxes	151	(40)
Minority interest	—	16
Changes in operating assets and liabilities:
Accounts receivable	(3,754)	(10,866)
Inventories	(7,709)	(3,808)
Prepaid expenses and other current assets	(582)	(29)
Other noncurrent assets	(54)	103
Accounts payable	3,042	1,968
Accrued expenses	(744)	(1,299)
Pension, postretirement, and deferred compensation	372	1,288
Other noncurrent liabilities	(243)	(26)
Other	(2)	13
Net cash provided by operating activities	6,576	7,135

Investing activities
Purchase of businesses, net of cash acquired	(227)	(235)
Purchases of property, plant, and equipment	(2,462)	(2,614)
Proceeds from sale of property, plant and equipment	—	480
Due from NSP Holdings L.L.C.	(917)	(1,651)
Net cash used in investing activities	(3,606)	(4,020)

Financing activities
Payments for deferred financing costs	(6,998)	—
Proceeds from borrowings	130,000	—
Payments of debt	(86,253)	(1,307)
Net repayments under revolving credit facility	(30,960)	—
Net cash provided by (used in) financing activities	5,789	(1,307)
Effect of exchange rate changes on cash	3,305	(436)
Net increase in cash and cash equivalents	12,064	1,372
Cash and cash equivalents at beginning of period	1,762	16,341
Cash and cash equivalents at end of period	$13,826	$17,713

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

The following table presents the pro forma net sales and net income of the Company for the six months ended June 28, 2003 assuming the acquisition of KCL had occurred on January 1, 2003:

Pro forma net sales	$191,523
Pro forma net income	7,527

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

3.              Inventories

Inventories consist of the following:

	December 31, 2003	July 3, 2004
At FIFO cost:
Raw materials	$21,187	$22,601
Work in process	9,010	9,652
Finished goods	52,512	54,263
	82,709	86,516
Adjustment to LIFO cost	(1,881)	(1,881)
	$80,828	$84,635

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

4.              Debt

The Company’s debt consists of the following:

	December 31, 2003	July 3, 2004
Revolving credit facilities	$—	$—
Term loan	99,025	98,375
Senior subordinated notes	152,500	152,500
European term loans	1,215	927
Arbin Seller Notes	837	821
Subordinated seller notes	4,278	3,996
Capital lease obligations	339	268
Unamortized discount on senior subordinated notes	(1,002)	(957)
	257,192	255,930
Less: Current maturities of long-term obligations	3,378	3,256
	$253,814	$252,674

On March 21, 2003, the Company entered into a new Senior Credit Facility with a group of banks and financial institutions. Under the terms of this agreement, the Company can borrow up to $160,000 in the United States and approximately $7,600 in Canada ($10,000 Canadian). The Senior Credit Facility consisted of a $30,000 revolving credit facility and a $130,000 term loan in the United States, and a Canadian $10,000 revolving credit facility. These borrowings replaced the existing senior credit facility of the Company. The Company recorded a $1,270 charge to interest expense for the write-off of deferred financing fees associated with the existing senior credit facility financing during the three months ended March 29, 2003.

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

Aggregate maturities of long-term debt as of July 3, 2004, are as follows:

2005	$3,256
2006	2,786
2007	3,309
2008	1,275
2009	93,138
Thereafter	152,166
$255,930

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

5.              Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Six months ended June 28, 2003		Six months ended July 3, 2004
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$374	$14	$746	$14
Interest cost	930	42	1,744	40
Expected return on plan assets	(632)	—	(1,336)	—
Amortization of prior service cost	2	10	2	8
Amortization of actuarial loss	236	30	424	42
	$910	$96	$1,580	104

6.              Restructuring and Other Charges

During 2002, the Company initiated a restructuring plan to exit the medical products business located in Cranston, Rhode Island and close certain hand protection plants located in Tijuana, Mexico, Tallmadge, Ohio and Charleston, South Carolina and move production to China. The Company decided to exit the medical products business at that time, because the medical products business primarily served one customer, who decided to manufacture the product in-house. The Company closed its hand protection plants to increase profitability of certain low margin product lines. This restructuring resulted in the termination of approximately 105 employees who worked at these operations. We incurred restructuring and merger-related charges associated with the plan of $9,297, comprised of $6,345 in non-cash expense relating to accelerated depreciation charges on long-lived assets to be abandoned; $1,242 in severance costs; and $1,710 in facility closure and other exit costs. The exit of the medical business was completed in 2002. The shut-down of the Tallmadge facility was completed in 2003 and the Company successfully completed the closure of the Charleston and Tijuana plants in the first and second quarter of 2004, respectively.  The December 31, 2003 accrued restructuring liability of $1,295 consists of facility closure and other exit costs of $937 and severance costs of $358. The July 3, 2004 accrued restructuring liability of $365 consists of facility closure and other exit costs of $255 and severance costs of $110.  The change in the restructuring liability during the six months ended July 3, 2004 was attributable to cash payments being applied to the liability. The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheets.

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

7.              Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. In particular, the Company’s North Safety Products subsidiary, its predecessors and/or the former owners of such business are presently named as a defendant in approximately 713 lawsuits involving respirators manufactured and sold by it or its predecessors. The Company is also monitoring an additional 13 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 726 lawsuits represent a total of approximately 25,000 (excluding spousal claims) plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for these losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for these losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases, and to date the Company has not incurred any material costs with respect to these lawsuits. As of July 3, 2004, Invensys has sent us requests for reimbursement totaling $61, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, the Company has not reimbursed Invensys for these claims, as the Company is currently pursuing negotiations on the allocation of costs and the determination of the alleged exposure periods. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $745 for the six months ended July 3, 2004. The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys. Separately, the Company and Invensys settled on an unusual case for $65 in which the Company’s settlement share was $45 (the Company’s net contribution after insurance proceeds was $25).

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the six months ended July 3, 2004:

Beginning lawsuits	680
New lawsuits	140
Settlements	(27)
Dismissals and other	(67)
Ending lawsuits	726

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 713 cases pending as of July 3, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 713 complaints, 570 do not specify the amount of damages sought, 39 generally allege damages in excess of $50, 27 allege compensatory damages and punitive damages, each in excess of $25, 4 generally allege damages in excess of $100, 28 allege compensatory damages and punitive damages, each in excess of $50, 34 generally allege damages of $15,000, 2 allege compensatory damages and punitive damages, each in the amount of $15,000, 1 alleges compensatory damages and punitive damages, each in excess of $10, 1 alleges compensatory damages and punitive damages, each in excess of $15, 1 generally alleges damages in excess of $250, 2 generally allege damages in excess of $25, 1 generally alleges damages in excess of $4 and 1 generally alleges damages not to exceed $290,000.  The Company currently does not have access to the complaints with respect to the additional approximately 2 cases that were pending as of July 3, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants, or the previously mentioned additional 13 monitored cases, and therefore do not know whether these cases allege specific damages, and, if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that its insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred. The Company has a reserve of $2,300 against potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. The Company has not recorded any losses against this reserve to date. This reserve is re-evaluated periodically, and additional charges or credits to operations may result as additional information becomes available. It is possible that the Company may incur liabilities in an amount in excess of amounts currently reserved. However, taking into account currently available information, historical experience, and the Company’s indemnification from Invensys, but recognizing the inherent uncertainties in the projection of any future events, the Company believes that these suits or claims should not result in

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

final judgments or settlements in excess of its reserve. The Company does not have a reserve for product liability claims for use of products manufactured after the 1998 acquisition of North Safety Products as it is not involved in any material lawsuits relating exclusively to product usage in the period after October 1998. In addition, the Company is not a party to any lawsuits involving asbestosis or silicosis relating exclusively to product usage in the period after October 1998.

8.              Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Three Months Ended June 28, 2003
Net sales—third parties	$62,384	$17,718	$10,895	$—	$—	$90,997
Net sales—intersegment	2,113	—	1	—	(2,114)	—
Income (loss) from operations	5,830	3,408	2,634	(810)	—	11,062
Three Months Ended July 3, 2004
Net sales—third parties	75,428	19,345	12,232	—	—	107,005
Net sales—intersegment	2,167	—	—	—	(2,167)	—
Income (loss) from operations	8,127	3,304	2,427	(1,670)	—	12,188

Six Months Ended June 28, 2003
Net sales—third parties	121,601	34,386	20,825	—	—	176,812
Net sales—intersegment	4,531	—	2	—	(4,533)	—
Income (loss) from operations	10,800	6,644	4,554	(1,670)	—	20,328

Six Months Ended July 3, 2004
Net sales—third parties	151,892	39,638	24,548	—	—	216,078
Net sales—intersegment	4,889	—	—	—	(4,889)	—
Income (loss) from operations	17,073	7,245	5,144	(2,774)	—	26,688

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

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
July 3, 2004
Current assets:
Cash and cash equivalents	$16,402	$—	$(2,533)	$3,844	$—	$17,713
Accounts receivable, net	9,660	—	29,956	24,542	—	64,158
Inventories	12,273	—	34,970	37,392	—	84,635
Deferred income taxes	—	—	—	29	—	29
Prepaid expenses and other current assets	1,677	—	1,193	992	—	3,862
Total current assets	40,012	—	63,586	66,799	—	170,397
Property, plant, and equipment, net	5,086	—	27,354	19,930	—	52,370
Deferred financing costs, net	9,950	—	—	—	—	9,950
Goodwill, net	426	—	104,834	23,555	—	128,815
Other intangible assets, net	3,424	—	—	2,377	—	5,801
Due from NSP Holdings L.L.C.	17,764	—	—	—	—	17,764
Investment in subsidiaries	146,222	—	36,351	—	(182,573)	—
Other noncurrent assets	—	—	3,658	1,775	—	5,433
Total assets	$222,884	$—	$235,783	$114,436	$(182,573)	$390,530
Current liabilities:
Accounts payable	$3,109	$—	$10,707	$6,310	$—	$20,126
Accrued expenses	9,451	—	9,082	8,005	—	26,538
Current maturities of long-term obligations	1,210	—	703	1,343	—	3,256
Total current liabilities	13,770	—	20,492	15,658	—	49,920
Pension, post-retirement, and deferred compensation	369	—	24,594	643	—	25,606
Long-term obligations	250,708	—	283	1,683	—	252,674
Intercompany balances	(101,853)	—	48,426	53,427	—	—
Other noncurrent liabilities	—	—	380	24	—	404
Deferred income taxes	—	—	—	1,896	—	1,896
Minority interest	—	—	—	140	—	140
	149,224	—	73,683	57,813	—	280,720
Member’s equity:
Contributed capital	116,060	—	148,417	47,086	(195,503)	116,060
Accumulated deficit	(52,220)	—	(6,809)	(6,121)	12,930	(52,220)
Accumulated other comprehensive loss	(3,950)	—	—	—	—	(3,950)
Total member’s equity	59,890	—	141,608	40,965	(182,573)	59,890
Total liabilities and member’s equity	$222,884	$—	$235,783	$114,436	$(182,573)	$390,530

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2003
Current assets:
Cash and cash equivalents	$15,863	$—	$(1,995)	$2,473	$—	$16,341
Accounts receivable, net	7,839	—	25,269	20,183	—	53,291
Inventories	8,932	—	32,641	39,255	—	80,828
Deferred income taxes	—	—	—	30	—	30
Prepaid expenses and other current assets	1,916	—	1,149	768	—	3,833
Total current assets	34,550	—	57,064	62,709	—	154,323
Property, plant, and equipment, net	5,979	—	29,310	20,924	—	56,213
Deferred financing costs, net	10,832	—	—	—	—	10,832
Goodwill, net	426	—	104,833	24,773	—	130,032
Other intangible assets, net	3,352	—	—	2,289	—	5,641
Due from NSP Holdings L.L.C.	16,113	—	—	—	—	16,113
Investment in subsidiaries	132,626	—	45,044	—	(177,670)	—
Other noncurrent assets	—	—	3,610	1,925	—	5,535
Total assets	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689
Current liabilities:
Accounts payable	$4,082	$—	$7,205	$6,870	$—	$18,157
Accrued expenses	11,276	—	10,044	6,517	—	27,837
Current maturities of long-term obligations	1,210	—	701	1,467	—	3,378
Total current liabilities	16,568	—	17,950	14,854	—	49,372
Pension, post-retirement, and deferred compensation	—	—	23,664	654	—	24,318
Long-term obligations	251,313	—	634	1,867	—	253,814
Intercompany balances	(112,697)	—	57,122	55,575	—	—
Other noncurrent liabilities	—	—	407	23	—	430
Deferred income taxes	—	—	—	1,937	—	1,937
Minority interest	—	—	—	124	—	124
	138,616	—	81,827	60,180	—	280,623
Member’s equity:
Contributed capital	116,060	—	159,509	47,073	(206,582)	116,060
Accumulated deficit	(64,791)	—	(19,425)	(9,487)	28,912	(64,791)
Accumulated other comprehensive loss	(2,575)	—	—	—	—	(2,575)
Total member’s equity	48,694	—	140,084	37,586	(177,670)	48,694
Total liabilities and member’s equity	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six months ended July 3, 2004
Third party	$33,150	$—	$110,823	$72,105	$—	$216,078
Intercompany	4,215	—	3,310	4,832	(12,357)	—
Net sales	37,365	—	114,133	76,937	(12,357)	216,078
Cost of goods sold	24,941	—	74,319	50,797	(12,357)	137,700
Gross profit	12,424	—	39,814	26,140	—	78,378
Operating expenses:
Selling	1,534	—	11,039	8,253	—	20,826
Distribution	1,787	—	4,107	4,633	—	10,527
General and administrative	3,514	—	10,253	5,707	—	19,474
Amortization of intangibles	132	—	—	118	—	250
Strategic alternatives	613	—	—	—	—	613
Total operating expenses	7,580	—	25,399	18,711	—	51,690
Income from operations	4,844	—	14,415	7,429	—	26,688
Other expense (income):
Interest expense	11,156	—	19	121	—	11,296
Interest income	(50)	—	—	(14)	—	(64)
Intercompany charges	(18,819)	—	(405)	1,639	17,585	—
Other, net	(1)	—	381	213	—	593
Income (loss) before income taxes and minority interest	12,558	—	14,420	5,470	(17,585)	14,863
Income tax (benefit) expense	(13)	—	79	2,210	—	2,276
Minority interest	—	—	—	16	—	16
Net income (loss)	$12,571	$—	$14,341	$3,244	$(17,585)	$12,571

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six Months Ended June 28, 2003
Third party	$29,863	$97,045	$49,904	$—	$176,812
Intercompany	4,203	2,997	5,090	(12,290)	—
Net sales	34,066	100,042	54,994	(12,290)	176,812
Cost of goods sold	22,205	65,210	37,807	(12,290)	112,932
Gross profit	11,861	34,832	17,187	—	63,880
Operating expenses:
Selling	1,514	10,033	5,689	—	17,236
Distribution	1,657	3,857	2,763	—	8,277
General and administrative	3,072	9,424	3,923	—	16,419
Amortization of intangibles	111	1,509	—	—	1,620
Total operating expenses	6,354	24,823	12,375	—	43,552
Income from operations	5,507	10,009	4,812	—	20,328
Other expense (income):
Interest expense	10,493	2,103	113	—	12,709
Interest income	(32)	—	(22)	—	(54)
Intercompany charges	(11,413)	4,030	1,017	6,366	—
Other, net	(2)	(6)	(351)	—	(359)
Income (loss) before income taxes and minority interest	6,461	3,882	4,055	(6,366)	8,032
Income tax (benefit) expense	(27)	189	1,382	—	1,544
Minority interest	—	—	—	—	—
Net income (loss)	$6,488	$3,693	$2,673	$(6,366)	$6,488

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six months ended July 3, 2004
Operating activities
Net cash (used in) provided by operating activities	$(7,507)	$—	$11,619	$3,023	$—	$7,135
Investing activities
Purchase of businesses, net of cash acquired	(205)	—	—	(30)	—	(235)
Purchase of property, plant, and equipment	(292)	—	(1,645)	(677)	—	(2,614)
Proceeds from sale of property, plant and equipment	—	—	480	—	—	480
Due from NSP Holdings L.L.C.	(1,651)	—	—	—	—	(1,651)
Net cash used in investing activities	(2,148)	—	(1,165)	(707)	—	(4,020)
Financing activities
Payments for deferred financing costs	—	—	—	—	—	—
Proceeds from borrowings	—	—	—	—	—	—
Payments of debt	(650)	—	(349)	(308)	—	(1,307)
Net repayments under revolving credit facility	—	—	—	—	—	—
Intercompany	10,844	—	(9,771)	(1,073)	—	—
Net cash provided by (used in) financing activities	10,194	—	(10,120)	(1,381)	—	(1,307)
Effect of exchange rate changes on cash	—	—	(872)	436	—	(436)
Net increase (decrease) in cash and cash equivalents	539	—	(538)	1,371	—	1,372
Cash and cash equivalents at beginning of period	15,863	—	(1,995)	2,473	—	16,341
Cash and cash equivalents at end of period	$16,402	—	$(2,533)	$3,844	$—	$17,713

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six months ended June 28, 2003
Operating activities
Net cash provided by (used in) operating activities	$6,824	$3,041	$(3,289)	$—	$6,576
Investing activities
Purchase of businesses, net of cash acquired	(164)	—	(63)	—	(227)
Purchase of property, plant, and equipment	(319)	(1,732)	(411)	—	(2,462)
Due from NSP Holdings L.L.C.	(917)	—	—	—	(917)
Net cash used in investing activities	(1,400)	(1,732)	(474)	—	(3,606)
Financing activities
Payments for deferred financing costs	(6,998)	—	—	—	(6,998)
Proceeds from borrowings	130,000	—	—	—	130,000
Payments of debt	(86,175)	(287)	209	—	(86,253)
Net borrowings (repayments) under revolving credit facility	(29,262)	—	(1,698)	—	(30,960)
Intercompany	(1,200)	(4,134)	5,334	—	—
Net cash provided by (used in) financing activities	6,365	(4,421)	3,845	—	5,789
Effect of exchange rate changes on cash	—	3,269	36	—	3,305
Net increase (decrease) in cash and cash equivalents	11,789	157	118	—	12,064
Cash and cash equivalents at beginning of period	3,306	(2,381)	837	—	1,762
Cash and cash equivalents at end of period	$15,095	$(2,224)	$955	$—	$13,826

10. Comprehensive Income

Total comprehensive income for the three months ended June 28, 2003 and July 3, 2004 amounted to $8,683 and $5,268, respectively. Total comprehensive income for the six months ended June 28, 2003 and July 3, 2004 amounted to $13,928 and $11,196, respectively.

11. Strategic Alternatives

The Company had previously announced that it was in the process of exploring strategic alternatives, including a possible sale of the Company.  A decision was made by the Company in the second quarter to terminate this process and therefore it has expensed $613 in associated costs.  These costs are reflected in operating expenses as strategic alternatives.

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

KCL Acquisition

In July 2003, we acquired the stock of KCL for $20.1 million, including the assumption of $0.2 million of KCL’s net indebtedness and acquisition costs of $1.1 million. The sellers of KCL will also be eligible to receive royalty payments of up to €0.3 million per year over the next three years based upon the achievement of certain cumulative net sales targets.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and six months ended June 28, 2003 and July 3, 2004. The data for the three and six months ended June 28, 2003 and July 3, 2004 have been derived from our historical unaudited financial statements.

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
	(dollars in thousands)
Net sales:
General industrial	$62,384	$75,428	$121,601	$151,892
Fire service	17,718	19,345	34,386	39,638
Utility/high voltage	10,895	12,232	20,825	24,548
Total net sales	90,997	107,005	176,812	216,078
Cost of goods sold	57,879	68,823	112,932	137,700
Gross profit	33,118	38,182	63,880	78,378
Operating expenses	22,056	25,994	43,552	51,690
Income from operations:
General industrial	5,830	8,127	10,800	17,073
Fire service	3,408	3,304	6,644	7,245
Utility/high voltage	2,634	2,427	4,554	5,144
Corporate	(810)	(1,670)	(1,670)	(2,774)
Total income from operations	11,062	12,188	20,328	26,688
Other expense (income):
Interest expense	5,996	5,660	12,709	11,296
Interest income	(34)	(29)	(54)	(64)
Other, net	(183)	59	(359)	593
Income before income taxes and minority interest	5,283	6,498	8,032	14,863
Income tax expense	1,096	1,243	1,544	2,276
Minority interest	—	11	—	16
Net income	$4,187	$5,244	$6,488	$12,571

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
	(as a percentage of net sales)
Net sales:
General industrial	68.5%	70.5%	68.8%	70.3%
Fire service	19.5%	18.1%	19.4%	18.3%
Utility/high voltage	12.0%	11.4%	11.8%	11.4%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.6%	64.3%	63.9%	63.7%
Gross profit	36.4%	35.7%	36.1%	36.3%
Operating expenses	24.2%	24.3%	24.6%	23.9%
Income from operations:
General industrial	6.4%	7.6%	6.1%	7.9%
Fire service	3.8%	3.1%	3.7%	3.4%
Utility/high voltage	2.9%	2.3%	2.6%	2.4%
Corporate	(0.9)%	(1.6)%	(0.9)%	(1.3)%
Total income from operations	12.2%	11.4%	11.5%	12.4%
Other expense (income):
Interest expense	6.6%	5.3%	7.2%	5.2%
Interest income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Other, net	(0.2)%	0.1%	(0.2)%	0.3%
Income before income taxes and minority interest	5.8%	6.0%	4.5%	6.9%
Income tax expense	1.2%	1.1%	0.9%	1.1%
Minority interest	—	0.0%	—	0.0%
Net income	4.6%	4.9%	3.6%	5.8%

Three Months Ended July 3, 2004 as Compared to Three Months Ended June 28, 2003

Net sales. Net sales increased by $16.0 million, or 17.6%, from $91.0 million for the three months ended June 28, 2003 to $107.0 million for the three months ended July 3, 2004. In our general industrial segment, net sales increased by $13.0 million, or 20.9%, from $62.4 million for the three months ended June 28, 2003 to $75.4 million for the three months ended July 3, 2004. This increase was primarily due to: higher overall net sales in the United States of $4.1 million, reflecting increased government contract shipments of $2.5 million and strong overall market demand in addition to an increase in activity of products sold through the domestic preparedness channel; favorable European and South African exchange rates, which had an impact of $1.2 million; and the impact of the acquisition of KCL in July 2003, which contributed incremental net sales of $7.9 million. These increases were partially offset by a $1.1 million decrease in Canadian net sales (net of a favorable exchange rate impact of $0.5 million). In our fire service segment, net sales increased by $1.7 million, or 9.2%, from $17.6 million for the three months ended June 28, 2003 to $19.3 million for the three months ended July 3, 2004 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $1.3 million, or 12.2%, from $10.9 million for the three months ended June 28, 2003 to $12.2 million for the three months ended July 3, 2004 primarily driven by strong overall market demand and new product introductions.

Gross profit. Gross profit increased by $5.1 million, or 15.3%, from $33.1 million for the three months ended June 28, 2003 to $38.2 million for the three months ended July 3, 2004, primarily due to the $16.0 million, or 17.6%, increase in net sales. Our gross profit margin of 35.7% for the three months ended July 3, 2004 was unfavorable to the 36.4% gross profit margin for the three months ended June 28, 2003. In our general industrial segment, gross profit increased by $4.7 million, or 20.4%, from $22.9 million for the three months ended June 28, 2003 to $27.6 million for the three months ended July 3, 2004. This increase was primarily due to: the impact of the acquisition of KCL, which contributed $3.1 million of incremental gross profit; favorable Canadian, European and South African exchange rates which had an impact of $0.6 million; and higher gross profit in the United States of $1.0 million, as a result of the $4.1 million increase in net sales. In our fire service segment, gross profit increased by $0.4 million, or 6.6%, from $5.7 million for the three months ended June 28, 2003 to $6.1 million for the three months ended July 3, 2004, primarily due to the $1.7 million, or 9.2% increase in net sales. In our utility/high voltage segment, gross profit remained consistent at $4.5 million for the three months ended June 28, 2003 and three months ended July 3, 2004 as higher net sales of $1.3 million, or 12.2% were offset by unfavorable product mix.

Operating expenses. Operating expenses increased by $3.9 million, or 17.9%, from $22.1 million for the three months ended June 28, 2003 to $26.0 million for the three months ended July 3, 2004. In our general industrial segment, operating expenses increased by $2.4 million, or 13.9%, from $17.1 million for the three months ended June 28, 2003 to $19.5 million for the three months ended July 3, 2004, as lower amortization of intangibles of $0.7 million was more than offset by higher other operating expenses due to: incremental KCL operating expenses of $2.2 million; higher Canadian, European and South African exchange rates, which had an impact of $0.4 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $13.0 million or 20.9% increase in net sales. In our fire service segment, operating expenses increased $0.4 million, or 21.0%, from $2.4 million for the three months ended June 28, 2003 to $2.8 million for the three months ended July 3, 2004, primarily due to additional payroll and variable selling expenses associated with the $1.7 million, or 9.2%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.2 million, or 11.6%, from $1.9 million for the three months ended June 28, 2003 to $2.1 million for the three months ended July 3, 2004, primarily due to higher general and administrative and selling expenses. Our corporate expense increased $0.9 million, or 106.2%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses during the three months ended July 3, 2004.

Income from operations. Income from operations increased by $1.1 million, or 10.2%, from $11.1 million for the three months ended June 28, 2003 to $12.2 million for the three months ended July 3, 2004. As a percentage of net sales, income from operations decreased from 12.2% for the three months ended June 28, 2003 to 11.4% for the three months ended July 3, 2004. In our general industrial segment, income from operations increased by $2.3 million, or 39.4%, from $5.8 million for the three months ended June 28, 2003 to $8.1 million for the three months ended July 3, 2004, primarily due to higher net sales of $13.0 million, or 20.9%. In our fire service segment, income from operations decreased by $0.1 million, or 3.0%, from $3.4 million for the three months ended June 28, 2003 to $3.3 million for the three months ended July 3, 2004, as the $1.7 million, or 9.2% increase in net sales, was more than offset by higher operating expenses. In our utility/high voltage segment, income from operations decreased by $0.2 million, or 7.9%, from $2.6 million for the three months ended June 28, 2003 to $2.4 million for the three months ended July 3, 2004, primarily due to unfavorable product mix. Our corporate expenses increased $0.9 million, or 106.2%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses during the three months ended July 3, 2004.

Included in income from operations for the three months ended July 3, 2004 and June 28, 2003 were depreciation and amortization expenses of $3.0 million and $3.3 million, respectively. Of these amounts, $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the three months ended July 3, 2004 and $2.8 million, $0.1 million, $0.3 million and $0.1 million were attributable to these segments and corporate for the three months ended June 28, 2003.

Interest expense. Interest expense decreased by $0.3 million, or 5.6%, from $6.0 million for the three months ended June 28, 2003 to $5.7 million for the three months ended July 3, 2004 as lower weighted average interest rates were partially offset by higher debt levels associated with our senior subordinated notes financing. Interest expense incurred by NSP and the subsidiary guarantors totaled $5.9 million for the three months ended June 28, 2003 and $5.6 million for the three months ended July 3, 2004.

Other, net. Other, net increased by $0.3 from $(0.2) million for the three months ended June 28, 2003 to $0.1 million for the three months ended July 3, 2004 primarily due to a $0.4 million loss recorded on the sale of property, plant and equipment during the three months ended July 3, 2004.

Income tax expense. Income tax expense increased by $0.1 million, from $1.1 million for the three months ended June 28, 2003 to $1.2 million for the three months ended July 3, 2004.

Net income (loss). Net income increased by $1.0 million, or 25.2%, from $4.2 million for the three months ended June 28, 2003 to $5.2  million for the three months ended July 3, 2004. This was the result of the reasons discussed above.

Six Months Ended July 3, 2004 as Compared to Six Months Ended June 28, 2003

Net sales. Net sales increased by $39.3 million, or 22.2%, from $176.8 million for the six months ended June 28, 2003 to $216.1 million for the six months ended July 3, 2004. In our general industrial segment, net sales increased by $30.3 million, or 24.9%, from $121.6 million for the six months ended June 28, 2003 to $151.9 million for the six months ended July 3, 2004. This increase was primarily due to: higher overall net sales in the United States of $8.1 million, reflecting higher footwear shipments of $2.9 million, increased government contract shipments of $3.0 million and strong overall market demand in addition to an increase in activity of products sold through the domestic preparedness channel; favorable Canadian, European and South African exchange rates, which had an impact of $5.6 million; and the impact of the acquisition of KCL in July 2003, which contributed incremental net sales of $16.5 million. In our fire service segment, net sales increased by $5.3 million, or 15.3%, from $34.3 million for the six months ended June 28, 2003 to $39.6 million for the six months ended July 3, 2004 reflecting strong market demand in part due to comprehensive marketing efforts. In our utility/high voltage segment, net sales increased by $3.7 million, or 17.9%, from $20.8 million for the six months ended June 28, 2003 to $24.5 million for the six months ended July 3, 2004 primarily driven by strong overall market demand and new product introductions.

Gross profit. Gross profit increased by $14.5 million, or 22.7%, from $63.9 million for the six months ended June 28, 2003 to $78.4 million for the six months ended July 3, 2004, primarily due to the $39.3 million, or 22.2%, increase in net sales. Our gross profit margin of 36.3% for the six months ended July 3, 2004 was favorable to the 36.1% gross profit margin for the six months ended June 28, 2003. In our general industrial segment, gross profit increased by $12.0 million, or 26.8%, from $44.5 million for the six months ended June 28, 2003 to $56.5 million for the six months ended July 3, 2004. This increase was primarily due to: the impact of the acquisition of KCL, which contributed $6.6 million of incremental gross profit; favorable Canadian, European and South African exchange rates which had an impact of $1.9 million; and higher gross profit in the United States of $3.0 million, reflecting a combination of the $8.1 million increase in net sales and favorable fixed overhead absorption. In our fire service segment, gross profit increased by $1.5 million, or 13.9%, from $11.0 million for the six months ended June 28, 2003 to $12.5 million for the six months ended July 3, 2004, primarily due to the $5.3 million, or 15.3% increase in net sales. In our utility/high voltage segment, gross profit increased by $1.0 million, or 12.3%, from $8.3 million for the six months ended June 28, 2003 to $9.3 million for the six months ended July 3, 2004, primarily due to the $3.7 million, or 17.9% increase in net sales.

Operating expenses. Operating expenses increased by $8.1 million, or 18.7%, from $43.6 million for the six months ended June 28, 2003 to $51.7 million for the six months ended July 3, 2004. In our general industrial segment, operating expenses increased by $5.7 million, or 16.8%, from $33.8 million for the six months ended June 28, 2003 to $39.5 million for the six months ended July 3, 2004, as lower amortization of intangibles of $1.4 million was more than offset by higher other operating expenses due to: incremental KCL operating expenses of $4.2 million; higher Canadian, European and South African exchange rates, which had an impact of $1.4 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $30.3 million or 24.9% increase in net sales. In our fire service segment, operating expenses increased $0.9 million, or 21.2%, from $4.4 million for the six months ended June 28, 2003 to $5.3 million for the six months ended July 3, 2004, primarily due to additional payroll and variable selling expenses associated with the $5.3 million, or 15.3%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.4 million, or 11.4%, from $3.8 million for the six months ended June 28, 2003 to $4.2 million for the six months ended July 3, 2004, primarily due to higher general and administrative and selling expenses. Our corporate expense increased $1.1 million, or 66.1%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses during the six months ended July 3, 2004.

Income from operations. Income from operations increased by $6.4 million, or 31.3%, from $20.3 million for the six months ended June 28, 2003 to $26.7 million for the six months ended July 3, 2004. As a percentage of net sales, income from operations increased from 11.5% for the six months ended June 28, 2003 to 12.4% for the six months ended July 3, 2004. In our general industrial segment, income from operations increased by $6.3 million, or 58.1%, from $10.8 million for the six months ended June 28, 2003 to $17.1 million for the six months ended July 3, 2004, primarily due to higher net sales of $30.3 million, or 24.9%. In our fire service segment, income from operations increased by $0.6 million, or 9.1%, from $6.6 million for the six months ended June 28, 2003 to $7.2 million for the six months ended July 3, 2004, primarily due to the $5.3 million, or 15.3%, increase in net sales. In our utility/high voltage segment, income from operations increased by $0.6 million, or 13.0%, from $4.5 million for the six months ended June 28, 2003 to $5.1 million for the six months ended July 3, 2004, primarily due to higher net sales of $3.7 million, or 17.9%. Our corporate expenses increased $1.1 million, or 66.1%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses during the six months ended July 3, 2004.

Included in income from operations for the six months ended July 3, 2004 and June 28, 2003 were depreciation and amortization expenses of $5.9 million and $6.7 million, respectively. Of these amounts, $4.8 million, $0.2 million, $0.6 million and $0.3 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the six months ended July 3, 2004 and $5.6 million, $0.2 million, $0.6 million and $0.3 million were attributable to these segments and corporate for the six months ended June 28, 2003.

Interest expense. Interest expense decreased by $1.4 million, or 11.1%, from $12.7 million for the six months ended June 28, 2003 to $11.3 million for the six months ended July 3, 2004. Included in interest expense for the six months ended June 28, 2003 is $1.3 million attributable to the write-off of deferred financing fees associated with the senior credit facility financing.  Excluding this write-off, interest expense decreased by $0.1 million as lower weighted average interest rates were partially offset by higher debt levels associated with our senior subordinated notes financing. Interest expense incurred by NSP and the subsidiary guarantors totaled $12.6 million for the six months ended June 28, 2003 and $11.2 million for the six months ended July 3, 2004.

Other, net. Other, net increased by $1.0 from $(0.4) million for the six months ended June 28, 2003 to $0.6 million for the six months ended July 3, 2004 primarily due to a $0.4 million loss recorded on the sale of property, plant and equipment and unrealized foreign exchange losses recorded as a result of the strengthening of the U.S. dollar during the six months ended July 3, 2004.

Income tax expense. Income tax expense increased by $0.8 million, from $1.5 million for the six months ended July 28, 2003 to $2.3 million for the six months ended July 3, 2004, primarily due to incremental KCL income tax expense of $0.7 million.

Net income (loss). Net income increased by $6.1 million, or 93.8%, from $6.5 million for the six months ended June 28, 2003 to $12.6 million for the six months ended July 3, 2004. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the six months ended July 3, 2004 and June 28, 2003, cash provided by operating activities was $7.1 million and $6.6 million, respectively. The $0.5 million increase was primarily attributable to a $6.1 million increase in net income which was partially offset by an increase in working capital in part due to higher net sales of $39.3 million.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $2.6 million for the six months ended July 3, 2004 and $2.5 million for the six months ended June 28, 2003. During the six months ended July 3, 2004 and June 28, 2003, we funded cash to NSP Holdings L.L.C. of $1.7 million and $0.9 million, respectively.

As of July 3, 2004, we had working capital of $120.5 million and cash of $17.7 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the six months ended July 3, 2004, net cash used in financing activities was $1.3 million, representing payments on long term debt obligations. For the six months ended June 28, 2003, net cash provided by financing activities was $5.8 million, representing payments of deferred financing costs of $7.0 million, retirement of our previous senior credit facility and other debt payments of $117.2 million, offset by borrowings under our senior credit facility of $130.0 million.

On March 21, 2003, we entered into a senior credit facility which provides for aggregate borrowings by us of $160.0 million and C$10.0 million, consisting of (1) a $30.0 million United States revolving credit facility; (2) a C$10.0 million Canadian revolving credit facility; and (3) a $130.0 million term loan. As of July 3, 2004, there was approximately $98.4 million of outstanding indebtedness under the senior credit facility and approximately $35.8 million of available borrowings under the revolving facilities. We used the proceeds of our senior credit facility to refinance our existing senior credit facility and for general corporate purposes, including working capital, refinancings, acquisitions, investments and capital expenditures.

As of July 3, 2004, borrowings under the senior credit facility bore interest at a weighted average rate of 4.90%. Prior to March 20, 2008, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.3 million per annum, with the remainder due on March 20, 2009. All of the domestic borrowers’ obligations under the senior credit facility are secured by a pledge of all our equity securities and the equity securities of our direct and indirect domestic subsidiaries, substantially all of our tangible and intangible assets and 65% of the equity securities of, or equity interest in, each of our foreign subsidiaries. All of the obligations under the senior credit facility are guaranteed by all of our present and future domestic subsidiaries, and all of the Canadian borrower’s obligations under the senior credit facility are guaranteed by all of our present and future Canadian subsidiaries.

Our senior credit facility and the indenture governing the notes contain, numerous restrictive covenants, including, among other things, covenants that limit our ability to incur indebtedness, use our assets as security in other transactions, make fundamental changes to our capital structure, dispose of assets, pay dividends, make capital expenditures, enter into transactions with affiliates and enter into sale and leaseback transactions. In addition, our senior credit facility requires us to meet specified financial ratios and tests.

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

We believe that our internal cash flows and borrowings under the revolving portions of our senior credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the foreseeable future, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Our North Safety Products subsidiary, its predecessors and/or the former owners of such business are presently named as a defendant in approximately 713 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 13 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 726 lawsuits represent approximately 25,000 (excluding spousal claims) plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging that they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for these losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for these losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants, and to date we have not incurred any material costs with respect to these lawsuits. As of July 3, 2004, Invensys has sent us requests for reimbursement totaling $61,143, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $0.7 million for the six months ended July 3, 2004. Separately, we settled on an unusual case along with Invensys for $65,000 in which our settlement share was $45,000 (our net contribution after insurance proceeds was $25,000).

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the six months ended July 3, 2004:

Beginning lawsuits	680
New lawsuits	140
Settlements	(27)
Dismissals and other	(67)
Ending lawsuits	726

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 713 cases pending as of July 3, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 713 complaints, 570 do not specify the amount of damages sought, 39 generally allege damages in excess of $50,000, 27 allege compensatory damages and punitive damages, each in excess of $25,000, 4 generally allege damages in excess of $100,000, 28 allege compensatory damages and punitive damages, each in excess of $50,000, 34 generally allege damages of $15.0 million, 2 allege compensatory damages and punitive damages, each in the amount of $15.0 million, 1 alleges compensatory damages and punitive damages, each in excess of $10,000, 1 alleges compensatory damages and punitive damages, each in excess of $15,000, 1 generally alleges damages in excess of $250,000, 2 generally allege damages in excess of $25,000, 1 generally alleges damages in excess of $4,000 and 1 generally alleges damages not to exceed $290.0 million. We currently do not have access to the complaints with respect to the additional approximately 2 cases that were pending as of July 3, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants, or the previously mentioned additional 13 cases we are monitoring, and therefore do not know whether these cases allege specific damages, and, if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

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

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Agreement of Limited Liability Company of NSP Holdings L.L.C.

10.1	Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and Robert A. Peterson

10.2	Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and David F. Myers, Jr.

10.3

Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and each of the persons listed on Exhibit A to such form of agreement as of the dates and with respect to the number of Class E Units set forth on such Exhibit.

10.4	NSP Holdings L.L.C. Unit Appreciation Rights Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

On May 12, 2004 we filed a current report on Form 8-K to furnish, under Item 12 of that form, our press release announcing our results for the three months ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Norcross Safety Products L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCROSS SAFETY PRODUCTS L.L.C.

August 11, 2004	By:	/s/ Robert A. Peterson
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

August 11, 2004	By:	/s/ David F. Myers, Jr.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Manager
(Principal Financial and Accounting Officer)

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Agreement of Limited Liability Company of NSP Holdings L.L.C.

10.1	Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and Robert A. Peterson

10.2	Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and David F. Myers, Jr.

10.3

Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and each of the persons listed on Exhibit A to such form of agreement as of the dates and with respect to the number of Class E Units set forth on such Exhibit.

10.4	NSP Holdings L.L.C. Unit Appreciation Rights Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002