Form 10-Q
period 2004-10-02
NORCROSS SAFETY PRODUCTS LLC
filed 2004-11-12
CIK 1264010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

On November 10, 2004 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT
For the Quarterly Period Ended October 2, 2004

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands) (Unaudited)

	December 31, 2003(1)	October 2, 2004
Assets
Current assets:
Cash and cash equivalents	$16,341	$16,363
Accounts receivable, less allowance of $2,493 and $2,234 in 2003 and 2004, respectively	53,291	69,991
Inventories	80,828	82,997
Deferred income taxes	30	30
Prepaid expenses and other current assets	3,833	3,050
Total current assets	154,323	172,431
Property, plant, and equipment, net	56,213	51,547
Deferred financing costs, net	10,832	9,508
Goodwill, net	130,032	129,539
Other intangible assets, net	5,641	5,950
Due from NSP Holdings L.L.C.	16,113	—
Other noncurrent assets	5,535	5,519
Total assets	$378,689	$374,494

Liabilities and member’s equity
Current liabilities:
Accounts payable	$18,157	$18,506
Accrued expenses	27,837	23,473
Current maturities of long-term obligations	3,378	3,187
Total current liabilities	49,372	45,166
Pension, post-retirement, and deferred compensation	24,318	25,024
Long-term obligations	253,814	251,848
Other noncurrent liabilities	430	397
Deferred income taxes	1,937	2,668
Minority interest	124	139
	280,623	280,076
Member’s equity:
Contributed capital	116,060	116,060
Accumulated deficit	(64,791)	(47,432)
Due from NSP Holdings L.L.C.	—	(17,688)
Accumulated other comprehensive loss	(2,575)	(1,688)
Total member’s equity	48,694	49,252
Total liabilities and member’s equity	$378,689	$374,494

(1)   December 31, 2003 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands) (Unaudited)

	Three months ended		Nine months ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Net sales	$93,022	$114,508	$269,834	$330,586
Cost of goods sold	59,573	74,963	172,505	212,663
Gross profit	33,449	39,545	97,329	117,923
Operating expenses:
Selling	9,708	10,688	26,944	31,514
Distribution	4,519	5,546	12,796	16,073
General and administrative	9,398	10,170	25,817	29,644
Amortization of intangibles	807	130	2,427	380
Strategic alternatives	—	3	—	616
Total operating expenses	24,432	26,537	67,984	78,227
Income from operations	9,017	13,008	29,345	39,696
Other expense (income):
Interest expense	14,900	5,573	27,609	16,869
Interest income	(38)	(64)	(92)	(128)
Other, net	399	233	40	826
(Loss) income before income taxes and minority interest	(6,244)	7,266	1,788	22,129
Income tax expense	428	545	1,972	2,821
Minority interest	(1)	6	(1)	22
Net (loss) income	$(6,671)	$6,715	$(183)	$19,286

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Nine months ended
	September 27, 2003	October 2, 2004
Operating activities
Net (loss) income	$(183)	$19,286
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,656	8,527
Amortization of intangibles	2,427	380
Amortization of deferred financing costs	1,749	1,324
Amortization of original issue discount	641	68
Write-off of deferred financing costs	7,284	—
Loss on sale of property, plant and equipment	—	384
Deferred income taxes	143	731
Minority interest	(1)	15
Changes in operating assets and liabilities:
Accounts receivable	(6,265)	(16,700)
Inventories	(11,551)	(2,170)
Prepaid expenses and other current assets	886	789
Other noncurrent assets	44	15
Accounts payable	3,884	347
Accrued expenses	2,390	(4,365)
Pension, postretirement, and deferred compensation	1,335	706
Other noncurrent liabilities	(248)	(31)
Other	3	2
Net cash provided by operating activities	10,194	9,308

Investing activities
Purchase of businesses, net of cash acquired	(18,328)	(490)
Purchases of property, plant, and equipment	(4,571)	(4,284)
Proceeds from sale of property, plant and equipment	—	480
Due from NSP Holdings L.L.C.	(7,827)	(459)
Net cash used in investing activities	(30,726)	(4,753)

Financing activities
Payments for deferred financing costs	(13,711)	—
Proceeds from borrowings	286,539	—
Payments of debt	(217,235)	(2,228)
Net repayments under revolving credit facility	(30,960)	—
Dividends to NSP Holdings L.L.C.	—	(1,927)
Due from NSP Holdings L.L.C.	—	(1,116)
Net cash provided by (used in) financing activities	24,633	(5,271)
Effect of exchange rate changes on cash	3,192	738
Net increase in cash and cash equivalents	7,293	22
Cash and cash equivalents at beginning of period	1,762	16,341
Cash and cash equivalents at end of period	$9,055	$16,363

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

The following table presents the pro forma net sales and net income of the Company for the nine months ended September 27, 2003 assuming the acquisition of KCL had occurred on January 1, 2003:

Pro forma net sales	$286,996
Pro forma net income	1,029

3.                      Inventories

Inventories consist of the following:

	December 31, 2003	October 2, 2004
At FIFO cost:
Raw materials	$21,187	$21,695
Work in process	9,010	9,861
Finished goods	52,512	53,322
	82,709	84,878
Adjustment to LIFO cost	(1,881)	(1,881)
	$80,828	$82,997

4.                      Debt

The Company’s debt consists of the following:

	December 31, 2003	October 2, 2004
Revolving credit facilities	$—	$—
Term loan	99,025	98,050
Senior subordinated notes	152,500	152,500
European term loans	1,215	476
Arbin Seller Notes	837	827
Subordinated seller notes	4,278	3,879
Capital lease obligations	339	237
Unamortized discount on senior subordinated notes	(1,002)	(934)
	257,192	255,035
Less: Current maturities of long-term obligations	3,378	3,187
	$253,814	$251,848

On March 21, 2003, the Company entered into a new Senior Credit Facility with a group of banks and financial institutions. Under the terms of this agreement, the Company can borrow up to $160,000 in the United States and approximately $7,600 in Canada ($10,000 Canadian). The Senior Credit Facility consisted of a $30,000 revolving credit facility and a $130,000 term loan in the United States, and a Canadian $10,000 revolving credit facility. These borrowings replaced the previous senior credit facility of the Company. The Company recorded a $1,270 charge to interest expense for the write-off of deferred financing fees associated with the previous senior credit facility financing during the three months ended March 29, 2003.

On August 13, 2003, the Company issued $152,500 of 9.875% Senior Subordinated Notes due 2011 (the Senior Subordinated Notes) and received gross proceeds of $151,465. The proceeds were primarily used to: (i) repay principal and interest and repurchase warrants related to the Company’s previously outstanding Senior Subordinated Notes, (ii) repay $30,000 of principal related to the term loan, (iii) repay principal on the junior subordinated notes used to finance the KCL acquisition, (iv) purchase preferred units of NSP Holdings L.L.C. from certain members of management and (v) pay fees and expenses. The Company recorded a $8,914 charge to interest expense for the write-off of deferred financing fees and original issue discount and a prepayment penalty associated with the Senior Subordinated Notes financing for the three and nine months ended September 27, 2003.

Aggregate maturities of long-term debt as of October 2, 2004, were as follows:

2005	$3,187
2006	2,453
2007	3,253
2008	1,213
2009	92,751
Thereafter	152,178
$255,035

5.                      Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Nine months ended September 27, 2003		Nine months ended October 2, 2004
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$1,024	$20	$1,175	$19
Interest cost	2,546	63	2,633	62
Expected return on plan assets	(1,727)	—	(2,012)	—
Amortization of prior service cost	4	14	4	13
Amortization of actuarial loss	644	45	664	64
	$2,491	$142	$2,464	$158

6.                      Restructuring and Other Charges

During 2002, the Company initiated a restructuring plan to exit the medical products business located in Cranston, Rhode Island and close certain hand protection plants located in Tijuana, Mexico, Tallmadge, Ohio and Charleston, South Carolina and move production to China. The Company decided to exit the medical products business at that time, because the medical products business primarily served one customer, who decided to manufacture the product in-house. The Company closed its hand protection plants to increase profitability of certain low margin product lines. This restructuring resulted in the termination of approximately 105 employees who worked at these operations. The Company incurred restructuring and merger-related charges associated with the plan of $9,297, comprised of $6,345 in non-cash expense relating to accelerated depreciation charges on long-lived assets to be abandoned; $1,242 in severance costs; and $1,710 in facility closure and other exit costs. The exit of the medical business was completed in 2002. The shut-down of the Tallmadge facility was completed in 2003 and the Company successfully completed the closure of the Charleston and Tijuana plants in the first and second quarter of 2004, respectively.  The December 31, 2003 accrued restructuring liability of $1,295 consists of facility closure and other exit costs of $937 and severance costs of $358. The October 2, 2004 accrued restructuring liability of $229 consists of facility closure and other exit costs of $139 and severance costs of $90.  The change in the restructuring liability during the nine months ended October 2, 2004 was attributable to cash payments being applied to the liability. The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheets.

7.                      Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. In particular, the Company’s North Safety Products subsidiary, its predecessors and/or the former owners of such business are presently named as a defendant in approximately 781 lawsuits involving respirators manufactured and sold by it or its predecessors. The Company is also monitoring an additional 15 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 796 lawsuits represent a total of approximately 26,000 (excluding spousal claims) plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for these losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for these losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases, and to date the Company has not incurred any material costs with respect to these lawsuits. As of October 2, 2004, Invensys has sent us requests for reimbursement totaling $97, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, the Company has not reimbursed Invensys for these claims, as the Company is currently pursuing negotiations on the allocation of costs and the determination of the alleged exposure periods. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $929 for the nine months ended October 2, 2004. The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys. Separately, the Company and Invensys settled on an unusual case for $65 in which the Company’s settlement share was $45 (the Company’s net contribution after insurance proceeds was $25).

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the nine months ended October 2, 2004:

Beginning lawsuits	680
New lawsuits	268
Settlements	(40)
Dismissals and other	(112)
Ending lawsuits	796

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 781 cases pending as of October 2, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs chose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 781 complaints, 607 do not specify the amount of damages sought, 31 generally allege damages in excess of $50, 72 allege compensatory damages and punitive damages, each in excess of $25, 3 generally allege damages in excess of $100, 21 allege compensatory damages and punitive damages, each in excess of $50, 31 generally allege damages of $15,000, 2 allege compensatory damages and punitive damages, each in the amount of $15,000, 1 alleges compensatory damages and punitive damages, each in excess of $10, 1 alleges compensatory damages and punitive damages, each in excess of $15, 3 allege compensatory damages in excess of $50, 1 alleges punitive damages in excess of $50, 1 generally alleges damages in excess of $250, 3 generally allege damages in excess of $25, 2 generally allege damages in excess of $15, 1 generally alleges damages in excess of $4 and 1 generally alleges damages not to exceed $290,000.  The Company currently does not have access to the complaints with respect to the previously mentioned additional 15 monitored cases, and therefore do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

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

8.                      Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Three Months Ended September 27, 2003
Net sales—third parties	$65,073	$17,176	$10,773	$—	$—	$93,022
Net sales—intersegment	2,439	—	17	—	(2,456)	—
Income (loss) from operations	4,665	2,932	2,345	(925)	—	9,017
Three Months Ended October 2, 2004
Net sales—third parties	80,432	20,267	13,809	—	—	114,508
Net sales—intersegment	2,378	—	—	—	(2,378)	—
Income (loss) from operations	6,968	4,114	3,191	(1,265)	—	13,008

Nine Months Ended September 27, 2003
Net sales—third parties	186,674	51,562	31,598	—	—	269,834
Net sales—intersegment	6,970	—	19	—	(6,989)	—
Income (loss) from operations	15,465	9,576	6,899	(2,595)	—	29,345

Nine Months Ended October 2, 2004
Net sales—third parties	232,324	59,905	38,357	—	—	330,586
Net sales—intersegment	7,267	—	—	—	(7,267)	—
Income (loss) from operations	24,040	11,360	8,335	(4,039)	—	39,696

9.                      Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Credit Facility and the Senior Subordinated Notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
October 2, 2004
Current assets:
Cash and cash equivalents	$15 ,980	$—	$(2,320)	$2,703	$—	$16,363
Accounts receivable, net	14,376	—	31,058	24,557	—	69,991
Inventories	11,092	—	33,507	38,398	—	82,997
Deferred income taxes	—	—	—	30	—	30
Prepaid expenses and other current assets	959	—	1,238	853	—	3,050
Total current assets	42,407	—	63,483	66,541	—	172,431
Property, plant, and equipment, net	4,840	—	27,016	19,691	—	51,547
Deferred financing costs, net	9,508	—	—	—	—	9,508
Goodwill, net	426	—	104,834	24,279	—	129,539
Other intangible assets, net	3,613	—	—	2,337	—	5,950
Investment in subsidiaries	155,909	—	40,803	—	(196,712)	—
Other noncurrent assets	—	—	3,676	1,843	—	5,519
Total assets	$216,703	$—	$239,812	$114,691	$(196,712)	$374,494
Current liabilities:
Accounts payable	$2,816	$—	$9,460	$6,230	$—	$18,506
Accrued expenses	6,694	—	9,397	7,382	—	23,473
Current maturities of long-term obligations	1,210	—	703	1,274	—	3,187
Total current liabilities	10,720	—	19,560	14,886	—	45,166
Pension, post-retirement, and deferred compensation	332	—	24,045	647	—	25,024
Long-term obligations	250,406	—	108	1,334	—	251,848
Intercompany balances	(94,007)	—	44,638	49,369	—	—
Other noncurrent liabilities	—	—	370	27	—	397
Deferred income taxes	—	—	—	2,668	—	2,668
Minority interest	—	—	—	139	—	139
	156,731	—	69,161	54,184	—	280,076
Member’s equity:
Contributed capital	116,060	—	148,417	49,280	(197,697)	116,060
Accumulated deficit	(47,432)	—	2,674	(3,659)	985	(47,432)
Due from NSP Holdings L.L.C.	(17,688)	—	—	—	—	(17,688)
Accumulated other comprehensive loss	(1,688)	—	—	—	—	(1,688)
Total member’s equity	49,252	—	151,091	45,621	(196,712)	49,252
Total liabilities and member’s equity	$216,703	$—	$239,812	$114,691	$(196,712)	$374,494

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2003
Current assets:
Cash and cash equivalents	$15,863	$—	$(1,995)	$2,473	$—	$16,341
Accounts receivable, net	7,839	—	25,269	20,183	—	53,291
Inventories	8,932	—	32,641	39,255	—	80,828
Deferred income taxes	—	—	—	30	—	30
Prepaid expenses and other current assets	1,916	—	1,149	768	—	3,833
Total current assets	34,550	—	57,064	62,709	—	154,323
Property, plant, and equipment, net	5,979	—	29,310	20,924	—	56,213
Deferred financing costs, net	10,832	—	—	—	—	10,832
Goodwill, net	426	—	104,833	24,773	—	130,032
Other intangible assets, net	3,352	—	—	2,289	—	5,641
Due from NSP Holdings L.L.C.	16,113	—	—	—	—	16,113
Investment in subsidiaries	132,626	—	45,044	—	(177,670)	—
Other noncurrent assets	—	—	3,610	1,925	—	5,535
Total assets	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689
Current liabilities:
Accounts payable	$4,082	$—	$7,205	$6,870	$—	$18,157
Accrued expenses	11,276	—	10,044	6,517	—	27,837
Current maturities of long-term obligations	1,210	—	701	1,467	—	3,378
Total current liabilities	16,568	—	17,950	14,854	—	49,372
Pension, post-retirement, and deferred compensation	—	—	23,664	654	—	24,318
Long-term obligations	251,313	—	634	1,867	—	253,814
Intercompany balances	(112,697)	—	57,122	55,575	—	—
Other noncurrent liabilities	—	—	407	23	—	430
Deferred income taxes	—	—	—	1,937	—	1,937
Minority interest	—	—	—	124	—	124
	138,616	—	81,827	60,180	—	280,623
Member’s equity:
Contributed capital	116,060	—	159,509	47,073	(206,582)	116,060
Accumulated deficit	(64,791)	—	(19,425)	(9,487)	28,912	(64,791)
Accumulated other comprehensive loss	(2,575)	—	—	—	—	(2,575)
Total member’s equity	48,694	—	140,084	37,586	(177,670)	48,694
Total liabilities and member’s equity	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Nine months ended October 2, 2004
Third party	$54,526	$—	$167,412	$108,648	$—	$330,586
Intercompany	6,133	—	5,008	7,414	(18,555)	—
Net sales	60,659	—	172,420	116,062	(18,555)	330,586
Cost of goods sold	41,409	—	112,638	77,171	(18,555)	212,663
Gross profit	19,250	—	59,782	38,891	—	117,923
Operating expenses:
Selling	2,416	—	16,525	12,573	—	31,514
Distribution	2,732	—	6,231	7,110	—	16,073
General and administrative	5,574	—	15,483	8,587	—	29,644
Amortization of intangibles	204	—	—	176	—	380
Strategic alternatives	616	—	—	—	—	616
Total operating expenses	11,542	—	38,239	28,446	—	78,227
Income from operations	7,708	—	21,543	10,445	—	39,696
Other expense (income):
Interest expense	16,659	—	30	180	—	16,869
Interest income	(88)	—	(4)	(36)	—	(128)
Intercompany charges	(28,134)	—	(287)	2,434	25,987	—
Other, net	(1)	—	380	447	—	826
Income before income taxes and minority interest	19,272	—	21,424	7,420	(25,987)	22,129
Income tax (benefit) expense	(14)	—	103	2,732	—	2,821
Minority interest	—	—	—	22	—	22
Net income	$19,286	$—	$21,321	$4,666	$(25,987)	$19,286

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Nine Months Ended September 27, 2003
Third party	$48,269	$143,544	$78,021	$—	$269,834
Intercompany	5,747	8,149	7,370	(21,266)	—
Net sales	54,016	151,693	85,391	(21,266)	269,834
Cost of goods sold	35,495	100,400	57,876	(21,266)	172,505
Gross profit	18,521	51,293	27,515	—	97,329
Operating expenses:
Selling	2,297	15,206	9,441	—	26,944
Distribution	2,493	5,781	4,522	—	12,796
General and administrative	4,810	14,769	6,238	—	25,817
Amortization of intangibles	168	2,259	—	—	2,427
Total operating expenses	9,768	38,015	20,201	—	67,984
Income from operations	8,753	13,278	7,314	—	29,345
Other expense (income):
Interest expense	22,812	4,602	195	—	27,609
Interest income	(53)	—	(39)	—	(92)
Intercompany charges	(13,766)	3,803	1,671	8,292	—
Other, net	(30)	35	35	—	40
(Loss) income before income taxes and minority interest	(210)	4,838	5,452	(8,292)	1,788
Income tax (benefit) expense	(27)	183	1,816	—	1,972
Minority interest	—	—	(1)	—	(1)
Net (loss) income	$(183)	$4,655	$3,637	$(8,292)	$(183)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Nine months ended October 2, 2004
Operating activities
Net cash (used in) provided by operating activities	$(13,021)	$—	$17,747	$4,582	$—	$9,308
Investing activities
Purchase of businesses, net of cash acquired	(465)	—	—	(25)	—	(490)
Purchase of property, plant, and equipment	(610)	—	(2,668)	(1,006)	—	(4,284)
Proceeds from sale of property, plant and equipment	—	—	480	—	—	480
Due from NSP Holdings L.L.C.	(459)	—	—	—	—	(459)
Net cash used in investing activities	(1,534)	—	(2,188)	(1,031)	—	(4,753)
Financing activities
Payments for deferred financing costs	—	—	—	—	—	—
Proceeds from borrowings	—	—	—	—	—	—
Payments of debt	(975)	—	(525)	(728)	—	(2,228)
Net repayments under revolving credit facility	—	—	—	—	—	—
Dividends to NSP Holdings L.L.C.	(1,927)	—	—	—	—	(1,927)
Due from NSP Holdings L.L.C.	(1,116)	—	—	—	—	(1,116)
Intercompany	18,690	—	(15,781)	(2,909)	—	—
Net cash provided by (used in) financing activities	14,672	—	(16,306)	(3,637)	—	(5,271)
Effect of exchange rate changes on cash	—	—	422	316	—	738
Net increase (decrease) in cash and cash equivalents	117	—	(325)	230	—	22
Cash and cash equivalents at beginning of period	15,863	—	(1,995)	2,473	—	16,341
Cash and cash equivalents at end of period	$15,980	—	$(2,320)	$2,703	$—	$16,363

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Nine months ended September 27, 2003
Operating activities
Net cash provided by (used in) operating activities	$2,121	$8,293	$(220)	$—	$10,194
Investing activities
Purchase of businesses, net of cash acquired	(324)	—	(18,004)	—	(18,328)
Purchase of property, plant, and equipment	(812)	(2,448)	(1,311)	—	(4,571)
Due from NSP Holdings L.L.C.	(7,827)	—	—	—	(7,827)
Net cash used in investing activities	(8,963)	(2,448)	(19,315)	—	(30,726)
Financing activities
Payments for deferred financing costs	(13,711)	—	—	—	(13,711)
Proceeds from borrowings	286,539	—	—	—	286,539
Payments of debt	(216,573)	(263)	(399)	—	(217,235)
Net repayments under revolving credit facility	(29,262)	—	(1,698)	—	(30,960)
Intercompany	(15,007)	(8,406)	23,413	—	—
Net cash provided by (used in) financing activities	11,986	(8,669)	21,316	—	24,633
Effect of exchange rate changes on cash	—	3,179	13	—	3,192
Net increase in cash and cash equivalents	5,144	355	1,794	—	7,293
Cash and cash equivalents at beginning of period	3,306	(2,375)	831	—	1,762
Cash and cash equivalents at end of period	$8,450	$(2,020)	$2,625	$—	$9,055

10. Comprehensive (Loss) Income

Total comprehensive (loss) income for the three months ended September 27, 2003 and October 2, 2004 amounted to $(6,804) and $8,977, respectively. Total comprehensive income for the nine months ended September 27, 2003 and October 2, 2004 amounted to $7,124 and $20,173, respectively.

11. Strategic Alternatives

The Company had previously announced that it was in the process of exploring strategic alternatives, including a possible sale of the Company.  A decision was made by the Company in the second quarter of 2004 to terminate this process and therefore it has expensed $3 and $616 in associated costs (primarily consisting of professional service fees) for the three and nine months ended October 2, 2004, respectively.  These costs are reflected in operating expenses as strategic alternatives.

12. Due from NSP Holdings L.L.C.

During the three months ended October 2, 2004, the Company determined that the Due from NSP Holdings L.L.C. balance of $19,615 would not likely be funded by NSP Holding L.L.C.  Therefore, the Company reclassified the Due from NSP Holdings L.L.C. balance to member’s equity. Accordingly, payments to NSP Holdings L.L.C. beginning in the three months ended October 2, 2004 are classified under financing activities in the statements of cash flows.

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

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and nine months ended September 27, 2003 and October 2, 2004. The data for the three and nine months ended September 27, 2003 and October 2, 2004 have been derived from our historical unaudited financial statements.

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
	(dollars in thousands)
Net sales:
General industrial	$65,073	$80,432	$186,674	$232,324
Fire service	17,176	20,267	51,562	59,905
Utility/high voltage	10,773	13,809	31,598	38,357
Total net sales	93,022	114,508	269,834	330,586
Cost of goods sold	59,573	74,963	172,505	212,663
Gross profit	33,449	39,545	97,329	117,923
Operating expenses	24,432	26,537	67,984	78,227
Income from operations:
General industrial	4,665	6,968	15,465	24,040
Fire service	2,932	4,114	9,576	11,360
Utility/high voltage	2,345	3,191	6,899	8,335
Corporate	(925)	(1,265)	(2,595)	(4,039)
Total income from operations	9,017	13,008	29,345	39,696
Other expense (income):
Interest expense	14,900	5,573	27,609	16,869
Interest income	(38)	(64)	(92)	(128)
Other, net	399	233	40	826
Loss (income) before income taxes and minority interest	(6,244)	7,266	1,788	22,129
Income tax expense	428	545	1,972	2,821
Minority interest	(1)	6	(1)	22
Net (loss) income	$(6,671)	$6,715	$(183)	$19,286

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
	(as a percentage of net sales)
Net sales:
General industrial	70.0%	70.2%	69.2%	70.3%
Fire service	18.4%	17.7%	19.1%	18.1%
Utility/high voltage	11.6%	12.1%	11.7%	11.6%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.0%	65.5%	63.9%	64.3%
Gross profit	36.0%	34.5%	36.1%	35.7%
Operating expenses	26.3%	23.1%	25.2%	23.7%
Income from operations:
General industrial	5.0%	6.1%	5.7%	7.3%
Fire service	3.2%	3.6%	3.5%	3.4%
Utility/high voltage	2.5%	2.8%	2.7%	2.5%
Corporate	(1.0)%	(1.1)%	(1.0)%	(1.2)%
Total income from operations	9.7%	11.4%	10.9%	12.0%
Other expense (income):
Interest expense	16.0%	4.9%	10.2%	5.1%
Interest income	(0.0)%	(0.1)%	(0.0)%	(0.0)%
Other, net	0.4%	0.2%	0.0%	0.2%
Loss (income) before income taxes and minority interest	(6.7)%	6.4%	0.7%	6.7%
Income tax expense	0.5%	0.5%	0.8%	0.9%
Minority interest	(0.0)%	0.0%	(0.0)%	0.0%
Net (loss) income	(7.2)%	5.9%	(0.1)%	5.8%

Three Months Ended October 2, 2004 as Compared to Three Months Ended September 27, 2003

Net sales. Net sales increased by $21.5 million, or 23.1%, from $93.0 million for the three months ended September 27, 2003 to $114.5 million for the three months ended October 2, 2004. In our general industrial segment, net sales increased by $15.4 million, or 23.6%, from $65.0 million for the three months ended September 27, 2003 to $80.4 million for the three months ended October 2, 2004. This increase was primarily due to: higher overall net sales in the United States of $6.9 million, reflecting higher footwear shipments of $3.3 million, increased government contract shipments of $1.6 million and strong overall market demand; favorable exchange rates, which had an impact of $2.6 million; the impact of the acquisition of KCL in July 2003, which contributed incremental net sales of $2.4 million; and increased growth of our foreign operations. In our fire service segment, net sales increased by $3.1 million, or 18.0%, from $17.2 million for the three months ended September 27, 2003 to $20.3 million for the three months ended October 2, 2004 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $3.0 million, or 28.2%, from $10.8 million for the three months ended September 27, 2003 to $13.8 million for the three months ended October 2, 2004 primarily driven by new product introductions and shipments related to the recent hurricane activity in the southeastern United States.

Gross profit. Gross profit increased by $6.1 million, or 18.2%, from $33.4 million for the three months ended September 27, 2003 to $39.5 million for the three months ended October 2, 2004, primarily due to the $21.5 million, or 23.1%, increase in net sales. Our gross profit margin of 34.5% for the three months ended October 2, 2004 was unfavorable to the 36.0% gross profit margin for the three months ended September 27, 2003, due to a shortfall in our general industrial segment as a result of an increased provision for excess and obsolete inventory. In our general industrial segment, gross profit increased by $3.6 million, or 15.3%, from $23.8 million for the three months ended September 27, 2003 to $27.4 million for the three months ended October 2, 2004. This increase was primarily due to: the impact of the acquisition of KCL, which contributed $0.8 million of incremental gross profit; favorable exchange rates which had an impact of $0.9 million; and higher gross profit in the United States of $1.2 million, as a result of the $6.9 million increase in net sales, which was partially offset by an increased provision for excess and obsolete inventory. In our fire service segment, gross profit increased by $1.3 million, or 23.4%, from $5.4 million for the three months ended September 27, 2003 to $6.7 million for the three months ended October 2, 2004, primarily due to the $3.1 million, or 18.0% increase in net sales. In our utility/high voltage segment, gross profit increased by $1.2 million, or 28.3%, from $4.2 million for the three months ended September 27, 2003 to $5.4 million for the three months ended October 2, 2004, primarily due to the $3.0 million, or 28.2% increase in net sales.

Operating expenses. Operating expenses increased by $2.1 million, or 8.6%, from $24.4 million for the three months ended September 27, 2003 to $26.5 million for the three months ended October 2, 2004. In our general industrial segment, operating expenses increased by $1.4 million, or 6.9%, from $19.1 million for the three months ended September 27, 2003 to $20.5 million for the three months ended October 2, 2004, as lower amortization of intangibles of $0.7 million was more than offset by higher other operating expenses due to: incremental KCL operating expenses of $0.7 million; higher exchange rates, which had an impact of $0.7 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $15.4 million or 23.6% increase in net sales. In our fire service segment, operating expenses increased $0.1 million, or 3.5%, from $2.5 million for the three months ended September 27, 2003 to $2.6 million for the three months ended October 2, 2004, primarily due to additional payroll and variable selling expenses. In our utility/high voltage segment, operating expenses increased by $0.3 million, or 18.5%, from $1.9 million for the three months ended September 27, 2003 to $2.2 million for the three months ended October 2, 2004, primarily due to higher variable distribution and selling expenses associated with the $3.0 million, or $28.2%, increase in net sales. Our corporate expense increased $0.3 million, or 36.8%, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $4.0 million, or 44.3%, from $9.0 million for the three months ended September 27, 2003 to $13.0 million for the three months ended October 2, 2004. As a percentage of net sales, income from operations increased from 9.7% for the three months ended September 27, 2003 to 11.4% for the three months ended October 2, 2004. In our general industrial segment, income from operations increased by $2.3 million, or 49.4%, from $4.7 million for the three months ended September 27, 2003 to $7.0 million for the three months ended October 2, 2004, primarily due to higher net sales of $15.4 million, or 23.6%. In our fire service segment, income from operations increased by $1.2 million, or 40.3%, from $2.9 million for the three months ended September 27, 2003 to $4.1 million for the three months ended October 2, 2004, primarily due to the $3.1 million, or 18.0%, increase in net sales. In our utility/high voltage segment, income from operations increased by $0.8 million, or 36.1%, from $2.4 million for the three months ended September 27, 2003 to $3.2 million for the three months ended October 2, 2004, primarily due to higher net sales of $3.0 million, or 28.2%. Our corporate expense increased $0.3 million, or 36.8%, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the three months ended October 2, 2004 and September 27, 2003 were depreciation and amortization expenses of $3.0 million and $3.4 million, respectively. Of these amounts, $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the three months ended October 2, 2004 and $2.8 million, $0.1 million, $0.3 million and $0.2 million were attributable to these segments and corporate for the three months ended September 27, 2003.

Interest expense. Interest expense decreased by $9.3 million, or 62.6%, from $14.9 million for the three months ended September 27, 2003 to $5.6 million for the three months ended October 2, 2004. Included in interest expense for the three months ended September 27, 2003 is $8.9 million attributable to the $3.9 million write-off of deferred financing fees, the $2.1 million write-off of original issue discount, and the $2.9 million prepayment penalty associated with the senior subordinated debt financing. Excluding these write-offs, interest expense decreased by $0.4 million as lower weighted average interest rates were partially offset by higher debt levels associated with our senior subordinated notes financing. Interest expense incurred by NSP and the subsidiary guarantors totaled $14.8 million for the three months ended September 27, 2003 and $5.5 million for the three months ended October 2, 2004.

Other, net. Other, net decreased by $0.2 million from $0.4 million for the three months ended September 27, 2003 to $0.2 million for the three months ended October 2, 2004.

Income tax expense. Income tax expense increased by $0.1 million, from $0.4 million for the three months ended September 27, 2003 to $0.5 million for the three months ended October 2, 2004.

Net income (loss). Net income (loss) increased by $13.4 million, from $(6.7) million for the three months ended September 27, 2003 to $6.7 million for the three months ended October 2, 2004. This was the result of the reasons discussed above.

Nine Months Ended October 2, 2004 as Compared to Nine Months Ended September 27, 2003

Net sales. Net sales increased by $60.8 million, or 22.5%, from $269.8 million for the nine months ended September 27, 2003 to $330.6 million for the nine months ended October 2, 2004. In our general industrial segment, net sales increased by $45.6 million, or 24.5%, from $186.7 million for the nine months ended September 27, 2003 to $232.3 million for the nine months ended October 2, 2004. This increase was primarily due to: higher overall net sales in the United States of $15.0 million, reflecting higher footwear shipments of $6.2 million, increased government contract shipments of $5.9 million and strong overall market demand in addition to an increase in activity of products sold through the domestic preparedness channel; favorable exchange rates, which had an impact of $8.2 million; and the impact of the acquisition of KCL in July 2003, which contributed incremental net sales of $19.0 million. In our fire service segment, net sales increased by $8.3 million, or 16.2%, from $51.6 million for the nine months ended September 27, 2003 to $59.9 million for the nine months ended October 2, 2004 reflecting strong market demand in part due to comprehensive marketing efforts. In our utility/high voltage segment, net sales increased by $6.9 million, or 21.4%, from $31.5 million for the nine months ended September 27, 2003 to $38.4 million for the nine months ended October 2, 2004 primarily driven by strong overall market demand, new product introductions, and shipments related to the recent hurricane activity in the southeastern United States.

Gross profit. Gross profit increased by $20.6 million, or 21.2%, from $97.3 million for the nine months ended September 27, 2003 to $117.9 million for the nine months ended October 2, 2004, primarily due to the $60.8 million, or 22.5%, increase in net sales. Our gross profit margin of 35.7% for the nine months ended October 2, 2004 was unfavorable to the 36.1% gross profit margin for the nine months ended September 27, 2003, due to a shortfall in our utility/high voltage segment reflecting unfavorable product mix and higher manufacturing expenses. In our general industrial segment, gross profit increased by $15.6 million, or 22.8%, from $68.4 million for the nine months ended September 27, 2003 to $84.0 million for the nine months ended October 2, 2004. This increase was primarily due to: the impact of the acquisition of KCL, which contributed $7.4 million of incremental gross profit; favorable exchange rates which had an impact of $2.8 million; and higher gross profit in the United States of $4.2 million, reflecting the $15.0 million increase in net sales. In our fire service segment, gross profit increased by $2.8 million, or 17.0%, from $16.4 million for the nine months ended September 27, 2003 to $19.2 million for the nine months ended October 2, 2004, primarily due to the $8.3 million, or 16.2% increase in net sales. In our utility/high voltage segment, gross profit increased by $2.2 million, or 17.6%, from $12.6 million for the nine months ended September 27, 2003 to $14.8 million for the nine months ended October 2, 2004, primarily due to the $6.9 million, or 21.4% increase in net sales, which was partially offset by unfavorable product mix and higher manufacturing expenses.

Operating expenses. Operating expenses increased by $10.2 million, or 15.1%, from $68.0 million for the nine months ended September 27, 2003 to $78.2 million for the nine months ended October 2, 2004. In our general industrial segment, operating expenses increased by $7.0 million, or 13.3%, from $52.9 million for the nine months ended September 27, 2003 to $59.9 million for the nine months ended October 2, 2004, as lower amortization of intangibles of $2.0 million was more than offset by higher other operating expenses due to: incremental KCL operating expenses of $4.8 million; higher exchange rates, which had an impact of $2.1 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $45.6 million or 24.5% increase in net sales. In our fire service segment, operating expenses increased $1.0 million, or 14.8%, from $6.9 million for the nine months ended September 27, 2003 to $7.9 million for the nine months ended October 2, 2004, primarily due to additional payroll and variable selling expenses associated with the $8.3 million, or 16.2%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.8 million, or 13.8%, from $5.6 million for the nine months ended September 27, 2003 to $6.4 million for the nine months ended October 2, 2004, primarily due to higher general and administrative and selling expenses. Our corporate expense increased $1.4 million, or 55.6%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $10.4 million, or 35.3%, from $29.3 million for the nine months ended September 27, 2003 to $39.7 million for the nine months ended October 2, 2004. As a percentage of net sales, income from operations increased from 10.9% for the nine months ended September 27, 2003 to 12.0% for the nine months ended October 2, 2004. In our general industrial segment, income from operations increased by $8.6 million, or 55.4%, from $15.4 million for the nine months ended September 27, 2003 to $24.0 million for the nine months ended October 2, 2004, primarily due to higher net sales of $45.6 million, or 24.5%. In our fire service segment, income from operations increased by $1.8 million, or 18.6%, from $9.6 million for the nine months ended September 27, 2003 to $11.4 million for the nine months ended October 2, 2004, primarily due to the $8.3 million, or 16.2%, increase in net sales. In our utility/high voltage segment, income from operations increased by $1.4 million, or 20.8%, from $6.9 million for the nine months ended September 27, 2003 to $8.3 million for the nine months ended October 2, 2004, primarily due to higher net sales of $6.9 million, or 21.4%. Our corporate expenses increased $1.4 million, or 55.6%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the nine months ended October 2, 2004 and September 27, 2003 were depreciation and amortization expenses of $8.9 million and $10.1 million, respectively. Of these amounts, $7.2 million, $0.3 million, $1.0 million and $0.4 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the nine months ended October 2, 2004 and $8.4 million, $0.3 million, $0.9 million and $0.5 million were attributable to these segments and corporate for the nine months ended September 27, 2003.

Interest expense. Interest expense decreased by $10.7 million, or 38.9%, from $27.6 million for the nine months ended September 27, 2003 to $16.9 million for the nine months ended October 2, 2004. Included in interest expense for the nine months ended September 27, 2003 is $10.2 million attributable to the $5.2 million write-off of deferred financing fees, the $2.1 million write-off of original issue discount, and the $2.9 million prepayment penalty associated with the senior credit facility and senior subordinated debt financings. Excluding these write-offs, interest expense decreased by $0.5 million as lower weighted average interest rates were partially offset by higher debt levels associated with our senior subordinated notes financing. Interest expense incurred by NSP and the subsidiary guarantors totaled $27.4 million for the nine months ended September 27, 2003 and $16.7 million for the nine months ended October 2, 2004.

Other, net. Other, net increased by $0.8 primarily due to a $0.4 million loss recorded on the sale of property, plant and equipment and unrealized foreign exchange losses.

Income tax expense. Income tax expense increased by $0.8 million, from $2.0 million for the nine months ended September 27, 2003 to $2.8 million for the nine months ended October 2, 2004, primarily due to incremental KCL income tax expense of $0.6 million.

Net income (loss). Net income (loss) increased by $19.5 million, from $(0.2) million for the nine months ended September 27, 2003 to $19.3 million for the nine months ended October 2, 2004. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the nine months ended October 2, 2004 and September 27, 2003, cash provided by operating activities was $9.3 million and $10.2 million, respectively. The $0.9 million decrease was primarily attributable to the $10.4 increase in income from operations, which was more than offset by an increase in working capital in part due to higher net sales of $60.8 million and higher foreign exchange rates.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $4.3 million for the nine months ended October 2, 2004 and $4.6 million for the nine months ended September 27, 2003. During the three months ended October 2, 2004, we determined that the Due from NSP Holdings L.L.C. balance of $17.7 million would not likely be funded by NSP Holding L.L.C. Therefore, we reclassified the Due from NSP Holdings L.L.C. balance to member’s equity. Accordingly, payments to NSP Holdings L.L.C. beginning in the three months ended October 2, 2004 are classified under financing activities in the statements of cash flows. During the nine months ended October 2, 2004 and September 27, 2003, cash funded to NSP Holdings L.L.C. classified under investing activities was $0.5 million and $7.8 million, respectively. For the nine months ended September 27, 2003, we funded $6.8 million to NSP Holding L.L.C. to purchase warrants and preferred units from certain members of management associated with the senior subordinate debt financing. During the nine months ended September 27, 2003, we acquired KCL for $17.9 million.

As of October 2, 2004, we had working capital of $127.3 million and cash of $16.4 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the nine months ended October 2, 2004, net cash used in financing activities was $5.3 million, representing payments on long-term debt obligations of $2.2 million, dividends to NSP Holdings L.L.C. of $1.9 million, and cash fundings to NSP Holdings L.L.C. of $1.2 million. For the nine months ended September 27, 2003, net cash provided by financing activities was $24.6 million, representing payments of deferred financing fees of $13.7 million, retirement of our previous senior credit facility, junior subordinated notes, and previous senior subordinated notes and other debt payments of $248.2 million, offset by borrowings under our senior credit facility, junior subordinated notes, senior subordinated notes, and other borrowings of $286.5 million.

On March 21, 2003, we entered into a senior credit facility which provides for aggregate borrowings by us of $160.0 million and C$10.0 million, consisting of (1) a $30.0 million United States revolving credit facility; (2) a C$10.0 million Canadian revolving credit facility; and (3) a $130.0 million term loan. As of October 2, 2004, there was approximately $98.1 million of outstanding indebtedness under the senior credit facility and approximately $36.2 million of available borrowings under the revolving facilities. We used the proceeds of our senior credit facility to refinance our previous senior credit facility and for general corporate purposes, including working capital, refinancings, acquisitions, investments and capital expenditures.

As of October 2, 2004, borrowings under the senior credit facility bore interest at a weighted average rate of 5.90%. Prior to March 20, 2008, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.3 million per annum, with the remainder due on March 20, 2009. All of the domestic borrowers’ obligations under the senior credit facility are secured by a pledge of all our equity securities and the equity securities of our direct and indirect domestic subsidiaries, substantially all of our tangible and intangible assets and 65% of the equity securities of, or equity interest in, each of our foreign subsidiaries. All of the obligations under the senior credit facility are guaranteed by all of our present and future domestic subsidiaries, and all of the Canadian borrower’s obligations under the senior credit facility are guaranteed by all of our present and future Canadian subsidiaries.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Our North Safety Products subsidiary, its predecessors and/or the former owners of such business are presently named as a defendant in approximately 781 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 15 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 796 lawsuits represent approximately 26,000 (excluding spousal claims) plaintiffs. Approximately 90% of these lawsuits involve plaintiffs alleging that they suffer from silicosis, with the remainder alleging they suffer from other or combined injuries, including asbestosis. These lawsuits typically allege that these conditions resulted in part from respirators that were negligently designed or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for these losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for these losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants, and to date we have not incurred any material costs with respect to these lawsuits. As of October 2, 2004, Invensys has sent us requests for reimbursement totaling $97,406, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $0.9 million for the nine months ended October 2, 2004. Separately, we settled on an unusual case along with Invensys for $65,000 in which our settlement share was $45,000 (our net contribution after insurance proceeds was $25,000).

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the nine months ended October 2, 2004:

Beginning lawsuits	680
New lawsuits	268
Settlements	(40)
Dismissals and other	(112)
Ending lawsuits	796

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 781 cases pending as of October 2, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs chose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 781 complaints, 607 do not specify the amount of damages sought, 31 generally allege damages in excess of $50,000, 72 allege compensatory damages and punitive damages, each in excess of $25,000, 3 generally allege damages in excess of $100,000, 21 allege compensatory damages and punitive damages, each in excess of $50,000, 31 generally allege damages of $15.0 million, 2 allege compensatory damages and punitive damages, each in the amount of $15.0 million, 1 alleges compensatory damages and punitive damages, each in excess of $10,000, 1 alleges compensatory damages and punitive damages, each in excess of $15,000, 3 allege compensatory damages in excess of $50,000, 1 alleges punitive damages in excess of $50,000, 1 generally alleges damages in excess of $250,000, 3 generally allege damages in excess of $25,000, 2 generally allege damages in excess of $15,000, 1 generally alleges damages in excess of $4,000 and 1 generally alleges damages not to exceed $290.0 million. We currently do not have access to the complaints to the previously mentioned additional 15 cases we are monitoring, and therefore do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Norcross Safety Products L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCROSS SAFETY PRODUCTS L.L.C.

November 10, 2004	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

November 10, 2004	By:	/s/ DAVID F. MYERS, JR.
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