Form 10-K
period 2004-12-31
NORCROSS SAFETY PRODUCTS LLC
filed 2005-03-25
CIK 1264010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from        to        .

COMMISSION FILE NUMBER:  33-110531

NORCROSS SAFETY PRODUCTS L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	61-1283304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2211 York Road, Suite 215 Oak Brook, Illinois 60523	(630) 572-5715
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None.

Securities Registered Pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of July 3, 2004, the Registrant had 100 units outstanding, all of which were owned by the Registrant’s parent, NSP Holdings L.L.C.

PART I

ITEM 1.                             BUSINESS

Company Overview

Norcross Safety Products L.L.C. (the “Company”, “We” or “NSP”) is a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general industrial, fire service and utility/high voltage industries. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment for utility workers.

We sell our products under trusted, long-standing and well-recognized brand names, including North, Morning Pride, Ranger, Servus, Pro-Warrington and Salisbury. We believe these brand names have a strong reputation for excellence in protecting workers from hazardous and life-threatening environments, which is a key purchasing variable for personal protection equipment. We believe our brand names, reputation, history of developing innovative products and comprehensive line of high quality, differentiated products have enhanced our relationships with our distributors and end-users. These factors have enabled us to achieve strong market share positions in key product lines. In addition, the non-discretionary and consumable nature of our products provides us with stable and recurring revenues.

We are one of the largest participants in the personal protection equipment industry with 2,673 employees in 29 facilities worldwide. We market and sell our products through three distinct sales forces dedicated to our target segments. Our sales representatives work closely with third-party distributors, while simultaneously calling on end-users to generate demand for our products. We manufacture or assemble the majority of the products we sell. Approximately 81% of our net sales in 2004 were to customers in North America, with the remainder to customers primarily in Europe and Africa. We generated net sales of $323.5 million, $372.5 million and $440.3 million, and Adjusted EBITDA (as defined in Item 6 below) of $48.2 million, $54.2 million and $64.4 million for the years ended December 31, 2002, 2003 and 2004 respectively.

We classify our diverse product offerings into three primary operating segments:

General Industrial.  We offer a diverse portfolio of leading products for a wide variety of industries, including the manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Ranger and Servus brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general industrial products primarily through industrial distributors. Our general industrial segment generated net sales of $223.7 million, $259.0 million and $310.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Fire Service.  We manufacture and market one of the broadest lines of personal protection equipment for the fire service segment, offering firefighters head-to-toe protection. Our products include bunker gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington. We are widely known for developing innovative equipment; for example, our bunker gear alone has more than 100 patented features and our urban search and rescue products are certified by third-party testing labs as meeting the requirements of the the National Fire Protection Agency (“NFPA”) and other regulatory bodies. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors. Our fire service segment generated net sales of $58.3 million, $70.3 million and $78.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Utility/High Voltage.  We manufacture and market a broad line of personal protection equipment for the utility/high voltage service segment under the Servus and Salisbury brands. Our products, including linemen equipment, gloves, sleeves and footwear, are designed to protect workers from up to 40,000 volts of electricity. All our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”) and the American Society for Testing of Materials (“ASTM”). We sell our utility/high voltage products through specialized distributors and direct to utilities and electrical contractors. Our utility/high voltage segment generated net sales of $41.4 million, $43.2 million and $51.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Industry Overview

The worldwide personal protection equipment industry is highly fragmented with few market participants offering a broad line of products. Demand for personal protection equipment has been relatively stable, as purchases of these products are generally non-discretionary due to their use in protecting workers from bodily harm in hazardous and life-threatening work environments and as a result of government and industry regulations mandating their use. Furthermore, many of our products have limited life spans due to normal course wear-and-tear or because they are one-time use products by design, which results in consistent replacement and recurring revenues for industry participants.

In recent years, several trends have reshaped the market for personal protection equipment, including the following:

Heightened Compliance and Commitment to Worker Safety.  Demand for personal protection equipment is driven largely by regulatory standards and recognition by companies of the economic and productivity benefits of a safer workplace. Regulatory bodies and standard-setting entities, such as the Occupational Safety & Health Administration (“OSHA”), the National Institute for Occupational Safety and Health (“NIOSH”), NFPA, ANSI and ASTM, require and enforce businesses’ compliance with worker safety regulations and establish strict performance and product design requirements for personal protection equipment. Similarly, while the required standards for worker protection are generally lower outside of North America and parts of Western Europe, many countries have been increasing safety regulations in recent years, creating opportunities for manufacturers to increase sales internationally. In addition, the litigious environment in which companies operate drives many businesses to provide personal protection equipment for their employees and in some cases causes businesses to provide more personal protection equipment than is mandated.

Industrial Distributor Trends.  The general industrial distribution channel has experienced consolidation over the past several years as distributors have attempted to realize economies of scale. In addition, product procurement trends have shown that distributors are increasing their purchases from large, multi-product vendors, thereby simplifying the management of their supply chain, reducing their procurement costs and improving their selling efficiency. Distributors, therefore, have an explicit preference for vendors with broad product offerings and comprehensive services, including consolidated shipping and invoicing, direct marketing to end-users and salesforce training.

Focus on Domestic Preparedness.  In the aftermath of the terrorist attacks of September 11, 2001 and other incidences of terrorism worldwide, governments have significantly increased their focus and their spending on preparedness for conventional and nuclear, biological and chemical attacks. The United States government, for example, created a separate cabinet-level Department of Homeland Security and allocated significant funding to further its mission. The 2004 budget for the Department of Homeland Security was $36.2 billion, which represents a 7.4% increase in funding over 2003. The budget request for 2005 is $40.2 billion. One of the Department’s top priorities is to insure that our nation is prepared to respond to incidents throughout our country and therefore it budgeted $5.9 billion for Emergency Preparedness and Response in 2004, an increase of 16.0% ($838.0 million), over 2003.

Operating Structure

Our operations are organized into three primary operating segments: general industrial, fire service and utility/high voltage. Each segment has a sales force, a marketing team, manufacturing facilities, distribution facilities and customer service functions.

The following table sets forth the percentage of our net sales generated by each of our operating segments for each of the three year periods ended December 31, 2004. The data for the three year periods ended December 31, 2004 has been derived from our audited historical consolidated financial statements.

	Year Ended December 31,
Segment	2002	2003	2004
General Industrial	69.2%	69.5%	70.5%
Fire Service	18.0%	18.9%	17.9%
Utility/High Voltage	12.8%	11.6%	11.6%

Principal Products

We market one of the broadest offerings of personal protection equipment in the industry. The following is a brief description of each of our principal product categories, organized by each of our three primary operating segments:

General Industrial.  Our general industrial products include respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, fall protection and hearing protection.

Respiratory Protection.  Our respiratory product offering is one of the broadest and deepest in the industry and includes disposable and reusable masks and face-pieces, filtration cartridges, self-contained breathing apparatuses and airline respirators. We produce respirators for use in a variety of applications, including protection against dust, fumes, volatile chemicals, micro-organisms, fibers, odors, mists and gases. Our traditional strength is in air purifying systems, which utilize filtering cartridges as opposed to the fresh oxygen provided by a self-contained breathing apparatus. Our 7700 Series half-mask face-piece is among the world’s best selling face-pieces due to its superior fit and comfort. As a result of our introduction of a revolutionary “comfort-fit” respirator (CFR-1), we were awarded the Commitment to Worker Safety Award in 2002 from Compliance Magazine, an industry publication. Our acquisition of Arbin Veiligheid B.V. (“Arbin”) added both nuclear, biological and chemical protection cartridges and powered air purifying respirators to our respiratory product offering.

Protective Footwear.  Protective footwear is required in areas with the potential for falling objects, objects piercing the sole, electrical hazards, hazardous materials, chemicals and extreme temperatures. We produce rubber, injection molded and other footwear to protect against such threats, using a variety of techniques for diverse applications, including meat and food processing, chemical processing, commercial fishing, agricultural work, construction and cold storage. With our origins as a footwear company, we have long held dominant positions within the footwear segments of the personal protection equipment industry through our Ranger and Servus brands. We believe we are the largest manufacturer of both neoprene safety and hand-laid rubber protective footwear for the general industrial market in North America. We believe we are the only U.S. footwear provider currently under contract with the United States government for overshoe protection against chemical and biological threats.

Hand Protection.  Hand protection is required for workers exposed to hazardous substances, vulnerable to severe cuts, abrasions or chemical burns, and exposed to extreme temperatures. We manufacture gloves designed to protect workers against each of these threats and for a variety of specific applications, including use in material handling and controlled environments. Our products range from basic protection provided by imported cotton gloves to highly-engineered, patented gloves designed to withstand dangerous chemicals present in many workplaces.

Eye, Head and Face Protection.  We offer a wide variety of non-prescription protective eyewear and face shields that through innovative design and state of the art materials offer what we believe to be a high degree of optical quality, comfort and fit. Many of our products are offered with coatings that provide anti-fog, anti-scratch, anti-UV or anti-static protection. Our hard hats and accessories provide comfortable and dependable head protection, featuring stylish, lightweight shell designs, suspension height adjustment and comfort padding.

First Aid.  We market a wide range of products, including unitized and bulk first aid supplies, nonprescription medicinals, dermatologicals, eye wash and body flush. Regulations require that first aid products be available to workers throughout the workplace, thereby creating stable demand for first aid kits.

Fall Protection.  We manufacture and market harnesses, lanyards, confined space retrieval equipment and engineered fall protection systems. This product category often requires customized solutions to meet end-user needs.

Hearing Protection.  We manufacture and market a broad line of both disposable and reusable hearing protection products used in a variety of industries. All of our hearing protection products are designed to be as comfortable as possible while protecting against hazardous noise in the workplace. Many of these products are tested for us at an independent third party National Voluntary Laboratory Accreditation Program certified laboratory.

Fire Service.  Our fire service products include bunker gear, fireboots, helmets, gloves and other accessories.

Bunker Gear.  Bunker gear is protective clothing worn by firefighters that must meet the strict design specifications set by the NFPA, including resistance to heat and fire, chemicals, viruses and tears. All of our bunker gear meets or exceeds the NFPA’s or other regulatory specifications. Bunker gear is made-to-order, with custom measurements for each firefighter. We sell bunker gear under the Morning Pride brand name, which has been in existence since 1921 and has high distributor and end-user loyalty. Morning Pride products are made with proprietary designs, are protected by more than 100 patents, and use state-of-the-art materials such as Kevlar™, W.L. Gore’s Crosstech™, PBI™, Nomex Omega™ and P-84™. Our sales force traditionally has been successful in influencing fire departments to specify items for which we have a patent, such as a bunker gear tail that extends protection below the waistline. Our unique, patented and field-tested features, such as dead air panels, liner inspection ports and heat channel knee technologies, combined with our awareness of end-users’ needs for function and comfort, differentiate our bunker gear from that of our competitors. These proprietary designs and specialized materials have allowed us to improve the performance of bunker gear products and have significantly increased the growth rate of our sales of these products.

Fireboots.  Fireboots typically must meet the strict design specifications set by the NFPA, including specifications for heat and flame resistance, compression, sole puncture resistance, electrical hazards and water protection. Leather fireboots are generally lighter in weight and provide firefighters with increased comfort and agility. Rubber fireboots are hand-made using state-of-the-art specialized materials such as Kevlar™, which is more durable than felt, the traditional fireboot material, and they also provide enhanced wear and flame resistance. Over the last five years, either Ranger, Servus or Pro-Warrington fireboots have been selected by virtually every major metropolitan fire department in the United States.

Helmets, Gloves and Other Accessories.  Helmets, gloves and other firefighting accessories typically must meet the strict design specifications set by the NFPA and other regulatory bodies, including those noted above for bunker gear as well as impact resistance, force transmission dissipation and burst strength. These products are made using state-of-the-art specialized materials such as the Fyrglass fiberglass helmet shell, which offers improved strength while being lightweight. Unique features, such as bloodborne pathogen interface capable technologies, differentiate our products from those of our competitors. Over the last decade, we have been selected as the vendor of choice to supply helmets, gloves and other accessories to numerous major metropolitan fire departments in the United States.

Utility/High Voltage.  Our utility/high voltage products include linemen equipment, gloves, sleeves and footwear.

Linemen Equipment.  Linemen equipment encompasses an array of products that enable utility workers to work with “live” electrical wires. These products are designed to protect against up to 40,000 volts of electricity. Products include insulating blankets, grounding equipment, linehose and covers, and guards that protect the worker, valuable equipment and reduce or eliminate outages. Our products are required to meet ANSI and ASTM standards.

Gloves, Sleeves and Footwear.  We manufacture insulating gloves, sleeves and dielectric footwear, which are a lineman’s first line of defense against electrical hazards. These products also must meet ANSI and ASTM standards.

Manufacturing Processes

The majority of our net sales are from products manufactured or assembled by us, with the remainder sourced from a variety of low-cost vendors. The majority of our manufacturing occurs in the United States, though many low volume or hand-fabricated products are assembled in China, Mexico and the Caribbean.

We manufacture our general industrial products using a variety of techniques. Respirators and cartridges are injection molded from silicon or plastics. Our protective footwear products serving the general industrial market are manufactured using a variety of methods, including hand-laid rubber, dipped neoprene latex, slush and injection molding. We use automated glove knitters as well as hand-sewn processes in our work glove product offering. Head protection products are injection molded from high density polyethylene. Eye and ear protection products are molded and assembled by us. First aid products are bought and packaged. Fall protection products are cut and sewn.

We manufacture bunker gear through a made-to-order process, as both pants and coats are constructed to meet an end-user’s individual specifications. Outer-shell and liner fabrics are cut, assembled with other components, including pockets, hardware, trim and lettering, and extensively inspected to ensure quality control. In 2000, we significantly increased our capacity in this regard at our Dayton, Ohio facility, and installed Gerber material cutters and a Gerber mover, which automates the handling of bunker gear materials. Every fire service product we sell meets or exceeds the standards of the NFPA or other regulatory bodies. Rubber fireboots are assembled by both hand-laid and automated dipping techniques.

We manufacture our utility/high voltage service and hand protection products using a variety of techniques. We manufacture our chemical-resistant and electrical insulating gloves and sleeves using a multiple layering process of polymer dissolved in organic solvents. These processes are relatively automated and operate in closely controlled environments. Other chemical-resistant and coated fabric gloves are manufactured with water-based latex polymers. We manufacture utility linemen products, other than gloves, using injection, transfer or compression molding of natural and synthetic polymers. In 2000, we increased our utility linemen glove production capacity by more than 50% by adding a second dedicated facility in Charleston, South Carolina. The manufacturing processes utilize extensive in-line and post-manufacturing quality assurance because these products are designed to protect workers from hazardous and life-threatening environments.

Customers

The majority of our sales are to specialty industrial, fire service and utility distributors.  The balance of our products are sold directly to end-users.  None of our customers account for more than 10% of our net sales.

Our general industrial products are utilized in a variety of industries, including the manufacturing, agriculture, automotive, construction, food processing, pharmaceutical, construction, petrochemical, nuclear, fishing, and biotechnology industries and the military. The primary end-users of our fire service products are professional fire departments and the primary end-users of our utility high/voltage products are utility companies.

Set forth below is a summary of our net sales by geographic region for 2002, 2003 and 2004.

	Year Ended December 31,
Region	2002	2003	2004
United States	74.8%	70.5%	66.9%
Canada	15.7	14.9	13.7
Europe	6.7	11.2	15.5
Other	2.8	3.4	3.9
Total	100.0%	100.0%	100.0%

In general, we do not experience a significant backlog of customer orders. We do, however, have a backlog of orders from certain customers, such as the United States government, who tend to order products less frequently and in greater quantities, and our fire service customers, who tend to custom order products which require greater lead time. The timing of these orders results in some backlog variability. As of December 31, 2004, there was approximately $36.4 million of such backlog that management believed to be firm, as compared to $32.7 million of backlog as of December 31, 2003. The majority of this backlog will ship by the first quarter of 2005.

Competition

The personal protection equipment market is highly competitive, with participants ranging in size from small companies focusing on a single type of personal protection equipment to large multinational corporations which manufacture and supply many types of personal protection equipment. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, comfort and durability), price, brand name trust and recognition and service. Set forth below is a brief summary of our most significant competitors by operating segment.

General Industrial.  Bacou-Dalloz SA.; 3M; Mine Safety Appliances Company; Ansell Occupational Healthcare; LaCrosse Footwear, Inc.; Aearo Corporation; Pac-Kit Safety Equipment Co.; and Scott Technologies.

Fire Service.  Bacou-Dalloz SA; Mine Safety Appliances Company; Globe Manufacturing Company; Lion Apparel, Inc.; LaCrosse Footwear, Inc.; and E.D. Bullard Co., Inc.

Utility/High Voltage.  A.B. Chance Company; Hastings Fiber Glass Products, Inc.; and The White Rubber Corporation.

We believe we compete favorably within each of our operating segments as a result of the breadth of our product offering, high product quality and strong brand trust and recognition.

Sales and Marketing

We maintain a distinct sales force for each of our three operating segments. While the majority of our sales are through distributors, we have developed and employ a sales and marketing strategy designed to drive demand at both the distributor and the end-user levels. As part of this strategy, our sales forces call on the end-users of our products in their respective segments to generate demand using a “pull-through” effect whereby end-users of our products seek out our brands from distributors. One way our dedicated sales forces achieve this pull-through effect is by educating both distributors and end-users on the specific performance characteristics of our products, which provides significant positive differentiation relative to competing products. Customer training and education is particularly important with respect to our fire service and utility/high voltage products, which tend to be more technical in their design and use. Our product research and development teams work closely with our dedicated sales forces. By working closely with the end-users of our products, our sales forces gain valuable insight into our customers’ preferences and needs and the ways in which we can further differentiate our products from those of our competitors.

We created targeted sales campaigns designed around our domestic preparedness offering, including respiratory, hand protection and protective footwear. Leveraging our breadth of applicable products, we present end-users with comprehensive protection against nuclear, biological and chemical threats. Target customers include governments, hospitals, police and other “first responders.” We have received orders from the United States and Israeli governments for products appropriate for use in responding to terrorist attacks.

Distribution Channels

Our products are sold through three distinct distribution channels:

General Industrial.  We distribute our general industrial products primarily through specialized personal protection equipment and general industrial distributors, as well as maintenance, repair and operations equipment distributors for whom personal protection equipment products are a core line of business. Vendor relationships with distributors tend to be non-exclusive. Our customer base includes national, regional and local distributors. Some of our key distributors, many of whom carry our full general industrial product line, include W.W. Grainger, Airgas, Fisher Scientific International and Vallen Corporation. In addition, selected footwear products are distributed through work-wear retailers. These retailers primarily serve farmers and agricultural workers. Our average relationship with our key general industrial customers is in excess of ten years.

Fire Service.  The fire service segment’s primary channel of distribution is through specialized fire service distributors. As a result of the breadth of our product offering and our reputation for quality, we have long-standing relationships with the premier fire service distributors in the United States, many of whom carry our products exclusively. Our average relationship with our largest ten fire service distributors is in excess of ten years.

Utility/High Voltage.  The utility/high voltage segment primarily markets its products through specialized distributors and directly to utilities and electrical contractors. Sales to utilities are typically made pursuant to one-year contracts, while sales to distributors are typically open-ended purchase contracts. As a result of the breadth of our product offering and our reputation for quality, the utility/high voltage segment has long-standing relationships with many large utilities and the premier utility/high voltage service distributors. Our average relationship with our largest ten utility/high voltage customers is in excess of ten years.

Intellectual Property

It is our policy to protect our intellectual property through a range of measures, including trademarks, patents and confidentiality agreements. We own and use trademarks and brand names to identify ourselves as a proprietary source of certain goods. The following brand names of certain of our products and product lines are registered in the United States: North, Morning Pride, Ranger, Servus, Pro-Warrington and Salisbury. Certain of our fire service products are marketed under the registered trademark Total Fire Group.

Whenever possible, our intellectual property rights are protected through the filing of applications for and registrations of trademarks and patents. Our Morning Pride line of products, for example, is protected by more than 100 patents, including patents for such unique features as dead air panels, liner inspection ports and heat channel knee technologies. We also rely upon unpatented trade secrets for the protection of certain intellectual property rights, which trade secrets are also material to our business. We protect our trade secrets by requiring certain of our employees, consultants and other suppliers, customers, agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with us. These agreements provide that all confidential information developed by, or made known to, the individual or entity during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties except under certain limited circumstances.

Raw Materials and Suppliers

The primary raw materials we use in the manufacture of our products include natural rubber, PVC, fabrics, nitrile, latex, moisture barriers and knitting yarns. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, we have not experienced any significant problems in obtaining adequate raw materials.

Environmental Matters

As with all manufacturers, our facilities and operations are subject to federal, state, local and foreign environmental requirements. We do not currently anticipate any material adverse effect on our operations or financial condition as a result of our efforts to comply with, or our liabilities under, these requirements. We will, from time to time, incur costs to attain or maintain compliance with evolving regulatory requirements under environmental law, but do not currently expect any such costs to be material.

We were required by the South Carolina Department of Health and Environmental Control (“DHEC”) to conduct a RCRA Facility Investigation pursuant to the federal Resource Conservation and Recovery Act of 1976 (“RCRA”) at our glove manufacturing plant in Charleston, South Carolina. Based upon soil and groundwater assessment work conducted in connection with such investigation, we have proposed to DHEC that conditions of soil and groundwater contamination at the Charleston site be addressed through a “monitored natural attenuation” approach. DHEC has not yet responded to our most recent proposal and additional investigation or cleanup may be required in the future. We do not currently expect the liability associated with this matter to be material.

Our Clover, South Carolina facility is subject to the “corrective action” requirements of RCRA, requiring investigation and potential cleanup of areas of the Clover site where regulated wastes have historically been managed. Such investigation is being conducted by (and at the sole expense of) Invensys plc, a successor to Siebe plc, the former owner of North Safety Products, pursuant to an Administrative Order from the United States

Environmental Protective Agency dated September 29, 1988. Completion of such investigation and any related cleanup is the contractual responsibility of Invensys and we do not currently expect to incur material liability in connection with this matter. In the unlikely event that Invensys does not continue to fulfill its contractual obligations, we could incur costs in connection with this matter. We do not currently expect such costs to be material.

We have been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with regard to waste disposal in the 1980's at the Seaboard Chemical Corporation site in Jamestown, North Carolina. Wastes sent by North Safety Products, now part of NSP, to the Seaboard Chemical Corporation site are believed to comprise less than 1% of the total volume of all wastes sent to the site. Because liability under CERCLA is strict (i.e., without regard to the lawfulness of the disposal) and retroactive, and under some circumstances joint and several, we may incur liability with respect to other historical disposal locations in the future. We do not currently expect our share of the liability, if any, for the Seaboard site or for other such sites to be material.

Employees

As of December 31, 2004, we had 2,673 full-time employees throughout the world. The following sets forth the number of employees by operating segment:

Operating Segment	Number of Employees
General Industrial	2,117
Fire Service	313
Utility/High Voltage	240
Corporate	3
Total	2,673

Approximately 559 of our 2,188 North American employees are represented by various unions, and the majority of our 485 European and African employees are represented by unions. We believe we have maintained good relationships with our unionized employees and we have not experienced any material disruptions in operations on account of our employees in the past five years.

Available Information

Through our Internet website www.nspusa.com, we provide a link to the SEC Internet website that makes available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 2.                             PROPERTIES

We conduct our operations through 29 primary facilities, nine of which are owned. We believe we have sufficient capacity in the majority of our facilities to support the projected growth in our business for the next five years.

We manufacture respiratory and hearing products in Cranston, Rhode Island. In this facility, we have implemented lean manufacturing and Six Sigma process improvements and continue to invest in automated equipment. The Cranston facility also serves as a centralized distribution center for the general industrial segment in the United States.

We manufacture fireboots and other protective footwear in our Rock Island, Illinois and Nashua, New Hampshire facilities. Our 110,000 square foot distribution center for protective footwear products is located in Davenport, Iowa, approximately five miles from the Rock Island, Illinois manufacturing plant, facilitating timely delivery of customer orders.

We manufacture bunker gear in a leased facility in Dayton, Ohio. We expanded the capacity of this facility and installed Gerber material cutters and a sophisticated Gerber mover in 2000, which automated the handling of bunker gear materials and significantly improved the productivity of the division.

We assemble our first aid products at our Mexicali, Mexico facility, utilizing lower cost labor for kit packaging. Products manufactured in Mexicali are distributed through our Reno, Nevada warehouse and our Cranston distribution facility.

Linemen gloves are manufactured at our two plants in Charleston, South Carolina, one of which was converted in 2000 from an industrial hand protection plant to expand capacity by more than 50%. Linemen sleeves are currently manufactured in our Addison, Illinois facility. We are in the process of closing the Addison, Illinois facility and moving manufacturing to our Charleston, South Carolina plant. Other products serving the utility/high voltage service market, including line equipment, are manufactured at our Chicago, Illinois facility.

We operate a plant in Charleston, South Carolina dedicated to nuclear, biological and chemical resistant gloves, utilizing a highly technical manufacturing process. As we are one of only two manufacturers in the United States with the process knowledge to produce such gloves, the United States Department of Defense historically paid us to maintain the facility on standby for potential production for the military. Beginning in 2002, the government mobilized the facility by ordering significant quantities of nuclear, biological and chemical resistant gloves for shipment beginning in 2002 and continuing through 2005. Additionally, we have received orders from the government of Israel for the same product.

We operate several other hand protection facilities for the general industrial market. Our Maiden, North Carolina facility manufactures knitted and coated hand protection products, while butyl and dry-box hand protection lines are manufactured at our Clover, South Carolina facility. In Eichenzell, Germany, we manufacture and distribute a variety of liquid-proof and cut-resistant gloves in a 115,000 square foot owned facility.

In our Toronto, Canada facility, we manufacture our fall protection product line. In our Rawdon, Canada and Montreal, Canada facilities, we produce numerous general industrial products, including eye, ear and head protection. Canadian distribution is coordinated through our Montreal facility and an additional facility in Edmonton, Canada.

Due to the nature of product use, quality systems are of paramount importance. The vast majority of our United States plants are, or will become shortly, certified to the ISO 9000:2000 standard.

The following table sets forth a list of our primary facilities:

Facility (1)	Products	Locations	Approx. Sq. Ft.	Owned/ Leased
General Industrial:
Offices & manufacturing facility	Footwear (2)	Rock Island, IL	340,000	Leased
Offices, manufacturing facility & warehouse	Respiratory, Hearing, First Aid	Cranston, RI	240,000	Leased
Offices, manufacturing facility & warehouse	Various	Montreal, Canada	128,000	Leased
Warehouse	Footwear	Davenport, IA	110,000	Leased
Offices, manufacturing facility & warehouse	Hand Protection	Eichenzell, Germany	115,000	Owned
Offices & warehouse	Hand Protection	Eichenzell, Germany	13,000	Leased
Offices, manufacturing facility & warehouse	Various	Middleberg, Holland	75,000	Leased
Manufacturing facility	Hand Protection	Clover, SC	63,000	Owned
Manufacturing facility	Respiratory, First Aid Products	Mexicali, Mexico	57,000	Leased

Offices, manufacturing facility & laboratory	Hand Protection	Charleston, SC	52,000	Owned
Manufacturing facility	Hand Protection	Maiden, NC	51,000	Leased
Offices, manufacturing facility & warehouse	Various	New Germany, South Africa	43,000	Owned
Manufacturing facility	Hand Protection	Charleston, SC	43,000	Owned
Manufacturing facility	Footwear	Nashua, NH	38,000	Leased
Warehouse	Various	Middleberg, Holland	35,000	Leased
Manufacturing facility	Hearing, Head Protection	Rawdon, Canada	30,000	Owned
Offices, manufacturing facility & warehouse	Respiratory	Venlo, Holland	30,000	Leased
Offices, manufacturing facility & warehouse	Fall Protection	Etobicoke, Canada	28,000	Leased
Warehouse	Various	Reno, NV	24,000	Leased
Offices & warehouse	Various	Islando, South Africa	23,000	Leased
Offices & warehouse	Various	Edmonton, Canada	37,000	Leased
Manufacturing facility	Hand Protection	Ostrava, Czech Republic	20,000	Owned
Fire Service:
Offices, manufacturing facility, laboratory & warehouse	Various	Dayton, OH	56,000	Leased
Utility/High Voltage:
Manufacturing facility	Linemen Equipment	Chicago, IL	92,000	Owned
Offices, manufacturing facility & warehouse	Linemen Equipment	Skokie, IL	44,000	Leased
Manufacturing facility (3)	Linemen Sleeves	Addison, IL	26,000	Leased
Offices & manufacturing facility	Linemen Gloves	Charleston, SC	54,000	Owned
Warehouse	Linemen Gloves	Charleston, SC	44,000	Leased
Other:
Executive Suite	Not applicable	Oak Brook, IL	2,500	Leased

(1)          Excludes a facility in Tallmadge, Ohio, which has been closed, and a facility in Budapest, Hungary which is part of an equity method investment.

(2)          Also produces fireboots for the fire service segment and dielectric footwear for the utility/high voltage segment.

(3)          Manufacturing operations are currently in the process of being moved to our Charleston, South Carolina facility.

ITEM 3.                             LEGAL PROCEEDINGS

As of December 31, 2004, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 847 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 11 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 858 lawsuits represent approximately 26,000 (excluding spousal claims) plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos.  We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc.  In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

In addition, our North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the Agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the Agreement to indemnify Siebe Norton and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising from products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, whose name was subsequently changed to Siebe North Inc., was subsequently acquired by us as part of the 1998 acquisition of the North Safety Products business from Invensys.

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure, however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of December 31, 2004, Invensys has sent us requests for reimbursement totaling $120,726, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $477,206 in 2002, $660,510 in 2003 and $938,083 in 2004. Separately, we and Invensys settled one unusual case for $65,000 in which our settlement share was $45,000 (our net contribution after insurance proceeds was $25,000).

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the periods indicated:

	2002	2003	2004
Beginning lawsuits	363	306	680
New lawsuits	185	537	372
Settlements	(134)	(46)	(46)
Dismissals	(108)	(117)	(148)
Ending lawsuits	306	680	858

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 847 cases pending as of December 31, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 847 complaints maintained in our records, 669 do not specify the amount of damages sought, 32 generally allege damages in excess of $50,000, four allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 78 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, 19 allege compensatory damages and punitive damages, each in excess of $50,000, 31 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, two generally allege damages in excess of $15,000, two generally allege damages in excess of $25,000, one generally alleges damages in excess of $4,000 and two allege compensatory and punitive damages each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

Bankruptcy filings of companies with asbestos and silica-related litigation could increase our cost over time. If we were found liable in these cases and either Invensys or Norton failed to meet its indemnification obligations to us or the suit involved products manufactured by us after our October 1998 acquisition of North Safety Products, it would have a material adverse effect on our business.

During the year ended December 31, 2004, we recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of December 31, 2004. This reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other dust particles, including asbestos, as determined by us in consultation with an independent consultant. We have determined that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

We are not otherwise involved in any material lawsuits.  We historically have not been required to pay any material liability claims.  We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. In connection with the North Safety Products acquisition, we recorded a $2.5 million reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. This reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 2003, we incurred charges of approximately $0.2 million against this reserve, which reduced the reserve balance to $2.3 million. During 2004, we reduced this reserve to $1.0 million to reflect our current expectations of the liability based on information available and recorded a $1.3 million credit to operating expenses. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no market for our units. As of December 31, 2004, there was one holder of record of our units.

ITEM 6.                             SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The historical financial data for each of the three years in the period ended December 31, 2004, have been derived from our historical audited consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
	2000	2001	2002		2003		2004
	(dollars in thousands)
Statement of Operations Data:
Net sales	$313,053	$317,950	$323,509		$372,524		$440,280
Cost of goods sold	205,751	204,927	205,655		240,408		281,924
Gross profit	107,302	113,023	117,854		132,116		158,356
Operating expenses:
Selling	31,496	30,876	30,440		36,877		41,901
Distribution	14,630	15,383	15,177		18,550		22,452
General and administrative	26,301	27,875	30,504		33,254		41,203
Amortization of goodwill and other intangibles	11,810	10,902	3,239		2,583		517
Zimbabwe subsidiary impairment charge	—	—	2,785		—		—
Restructuring and merger-related charges	3,488	1,683	9,269		—		—
Strategic alternatives	—	—	—		—		616
Total operating expenses	87,725	86,719	91,414		91,264		106,689
Income from operations	19,577	26,304	26,440		40,852		51,667
Other expense (income):
Interest expense	32,280	27,611	23,292		33,372		22,437
Interest income	(754)	(318)	(122)		(117)		(213)
Other, net	583	366	(329)		(1,002)		1,159
(Loss) income before income taxes and minority interest	(12,532)	(1,355)	3,599		8,599		28,284
Income tax expense	1,722	2,301	7,795		1,685		2,972
Minority interest	422	435	—		(3)		25
Net (loss) income	$(14,676)	$(4,091)	$(4,196)		$6,917		$25,287

Other Financial Data and Ratios:
EBITDA (1)	$39,504	$45,298	$45,386		$54,606		$62,854
Adjusted EBITDA (1)	39,504	45,298	48,171		54,189		64,369
Depreciation and amortization	20,932	19,795	18,617		12,749		12,371
Capital expenditures	5,590	6,933	7,197		7,432		6,423
Net cash (used in) provided by operating activities	(2,722)	21,401	24,012		22,681		30,258
Net cash used in investing activities	(34,069)	(6,474)	(19,165)		(34,719)		(6,837)
Net cash provided by (used in) financing activities	39,420	(12,937)	(6,164)		21,535		(8,168)
Ratio of earnings to fixed charges (2)	—	—	1.1	x	1.2	x	2.2	x

Balance Sheet Data (at period end):
Cash and cash equivalents	$813	$1,769	$1,762		$16,341		$35,731
Working capital	80,108	80,242	25,101		104,951		121,423
Total assets	359,213	320,395	314,071		378,689		388,483
Long-term obligations	236,661	225,441	217,337		257,192		253,566
Total members’ equity	62,972	38,659	29,521		48,694		59,402

(1)          “EBITDA” is net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA further adjusted to exclude (1) charges for strategic alternatives, (2) a non-cash impairment charge taken with regard to our former subsidiary located in Zimbabwe and (3) gain or loss on the sale of property, plant and equipment. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to that reported by other companies. EBITDA and Adjusted EBITDA are included in this Form 10-K because they are a basis upon which we assess our liquidity position and because we believe that they present useful information to investors regarding a company’s ability to service and/or incur indebtedness. This belief is based on our negotiations with our lenders who have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on measures similar to our EBITDA and our Adjusted EBITDA. EBITDA and Adjusted EBITDA do not take into account our working capital requirements, debt service requirements and other commitments and, accordingly, are not necessarily indicative of amounts that may be available for discretionary use.

The following table reconciles Adjusted EBITDA with EBITDA, net (loss) income and net cash provided by operating activities for the periods indicated:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Adjusted EBITDA (a)	$39,504	$45,298	$48,171	$54,189	$64,369
(Subtract) add:
Strategic alternatives (b)	—	—	—	—	(616)
Zimbabwe subsidiary impairment charge (c)	—	—	(2,785)	—	—
Gain (loss) on sale of property, plant and equipment	—	—	—	417	(899)
EBITDA	39,504	45,298	45,386	54,606	62,854
Subtract:
Interest expense, net (d)	(31,526)	(27,293)	(23,170)	(33,255)	(22,224)
Income tax expense	(1,722)	(2,301)	(7,795)	(1,685)	(2,972)
Depreciation and amortization expense (e)	(20,932)	(19,795)	(18,617)	(12,749)	(12,371)
Net (loss) income	(14,676)	(4,091)	(4,196)	6,917	25,287
Add (subtract):
Depreciation and amortization expense	20,932	19,795	18,617	12,749	12,371
Amortization of deferred financing costs	1,763	1,867	2,024	2,191	1,777
Amortization of original issue discount	858	1,014	1,016	662	92
(Gain) loss on sale of fixed assets	—	—	—	(417)	899
Deferred income taxes	(230)	—	5,716	154	583
Minority interest	422	370	—	(3)	25
Write-off of deferred financing costs	2,552	—	—	7,284	—
Zimbabwe subsidiary impairment charge	—	—	2,072	—	—
Changes in operating assets and liabilities	(14,343)	2,446	(1,237)	(6,856)	(10,776)
Net cash (used in) provided by operating activities	$(2,722)	$21,401	$24,012	$22,681	$30,258

(a)          In addition to the non-cash charges added back in calculating EBITDA, we incurred restructuring and merger-related charges of $3.5 million, $1.7 million and $3.0 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(b)         We incurred costs associated with exploring strategic alternatives of $0.6 million for the year ended December 31, 2004. These costs related to exploring various strategic options, including a possible sale of the company and were expensed when we decided to terminate the process.

(c)          Due to adverse political and economic conditions in Zimbabwe, we recorded a non-cash impairment charge of $2.8 million, equivalent to our net investment, with regard to the impairment of our former Zimbabwe subsidiary for the year ended December 31, 2002.

(d)         Interest expense, net is calculated as interest expense minus interest income.

(e)          Depreciation expense for the year ended December 31, 2002 includes $6.3 million of non-cash charges relating to accelerated depreciation in connection with the write-off of long-lived assets.

(2)          In calculating the ratio of earnings to fixed charges, earnings consist of (loss) income before income taxes and minority interest plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing fees and original issue discount, and the portion of rental expense deemed attributable to interest. For the years ended December 31, 2000 and 2001, our earnings were insufficient to cover our fixed charges by $12,532 and $1,355, respectively.

ITEM 7.                             MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes. Some of the statements set forth below include forward-looking statements that involve risks and uncertainties.

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

We classify our diverse product offerings into three primary operating segments:

General Industrial.  We offer a diverse portfolio of leading products for a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Ranger and Servus brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general industrial products primarily through industrial distributors.

Fire Service.  We manufacture and market one of the broadest lines of personal protection equipment for the fire service segment, offering firefighters head-to-toe protection. Our products include bunker gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors.

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

Acquisition History

We have made three acquisitions since January 1, 2002. As a result, comparability of periods has been affected by these acquisitions.

In January 2002, we acquired the assets of The Muck Boot Company (“Muck Boot”) for $3.3 million, comprised of $1.3 million of cash and a $2.0 million subordinated seller note. We are also obligated to make royalty payments to the sellers of Muck Boot until December 31, 2006 based upon the achievement of specified net sales targets. These payments amount to 3.5% to 7% of net sales. We made royalty payments of $0.2 million, $0.6 million and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

In December 2002, we acquired the stock of Arbin for €6.3 million, comprised of €3.8 million of cash and €2.5 million of senior and subordinated seller notes. In addition, we are also obligated to make royalty payments to the sellers of Arbin until December 31, 2008 in amounts ranging from 3% to 8% of net sales achieved by Arbin in excess of €5.3 million per year. We made royalty payments of $64,000 and $34,000 for the years ended December 31, 2003 and 2004, respectively.

In July 2003, we acquired the stock of Kächele-Cama Latex GmbH (“KCL”) for $20.1 million, including the assumption of $0.2 million of KCL’s net indebtedness and acquisition costs of $1.1 million. The sellers of KCL are eligible to receive royalty payments of up to €0.25 million per year through 2005 based upon the achievement of certain cumulative net sales targets. The net sales targets for the years ended December 31, 2003 and 2004 were not achieved. However, the €0.5 million could be funded in 2005 if cumulative net sales targets are achieved.

Restructuring Plans

During 2002, we formulated and implemented a restructuring plan in our general industrial segment to exit the medical products business located in Cranston, Rhode Island and close certain hand protection product plants located in Tijuana, Mexico; Tallmadge, Ohio and Charleston, South Carolina and move production to China. We decided to exit the medical products business at that time, because our medical products business primarily served one customer, who decided to manufacture the product in-house. We closed our hand protection plant to increase profitability of certain low margin product lines. We incurred restructuring and merger-related charges associated with the plan of $9.3 million, comprised of a $6.3 million non-cash expense relating to accelerated depreciation charges on long-lived assets to be abandoned; $1.3 million in severance costs; $1.7 million in facility closure and other exit costs. The exit of the medical products business was completed in 2002. The shut-down of the Tallmadge, Ohio facility was completed in 2003 and we successfully completed the closure of the Charleston, South Carolina and Tijuana, Mexico plants in 2004. As of December 31, 2004, the Company is not expecting additional charges to earnings related to the restructuring. We do not expect any material cash payments related to the restructuring after December 31, 2004.

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate estimates and assumptions for calculating amounts to record in our financial statements. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. However, we do not believe the differences between the actual amounts and our estimates will be material to our financial statements. Our significant accounting policies are more fully described in the notes to our audited financial statements included elsewhere in this Form 10-K. Certain accounting policies, however, are considered to be critical in that they are most important to the depiction of our financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts.  We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. Historically, our allowance for doubtful accounts has been adequate to cover our bad debts. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. However, due to our diverse customer base and lack of credit concentration, we do not believe our estimates would be materially impacted by changes in our assumptions.

Inventory.  We perform a detailed assessment of inventory which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Historically, our inventory reserves have been adequate to reflect our inventory at net realizable values. Revisions to our inventory adjustments to record additional reserves may be required if actual demand, component costs or product life cycles differ from our estimates. However, due to our diverse product lines and end user markets, we do not believe our estimates would be materially impacted by changes in our assumptions.

Goodwill and Other Intangibles.  Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), we performed a goodwill impairment test on the amount of goodwill during the fiscal fourth quarter 2002, 2003 and 2004.  To test for impairment, we determined the fair value of each of the reporting units by benchmarking trading and acquisition multiples of comparable personal protection equipment companies.  This analysis is based upon comparable companies as determined by management and data from sources of publicly available information available at the time of preparation.  In making these projections, we considered the markets it was addressing, the competitive environment and its advantages.  In addition, we performed a macro assessment of the overall likelihood that we would achieve the multiple selected for valuation and performed sensitivity analysis under different multiple assumptions. Based on the results of the first step of the annual goodwill impairment test, we determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed.  As a result, the second step of the annual goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis, if certain conditions exist. Factors we consider important which could result in changes to our estimates include underperformance relative to historical or projected future operating results and declines in acquisition and trading multiples. Due to our diverse end user base, brand name recognition and non-discretionary product demand, we do not believe our future operating results will vary significantly relative to our historical and projected future operating results. Additionally, we do not believe a decline in acquisition and trading multiples will affect the results of our impairment test as we use the lower end of the range of multiples when performing our impairment testing.

Long-Lived Assets.  We evaluate our long-lived assets on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Our estimates of future cash flows could be impacted if we underperform relative to historical or projected future operating results. However, due to our diverse product lines and end user markets, we do not believe our estimates would be materially impacted by changes in our assumptions.

Other Contingencies.  In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we believe we have established appropriate reserves for our pending legal proceedings and claims. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2002, 2003 and 2004. The data for each of the three years in the period ended December 31, 2004 have been derived from our audited historical consolidated financial statements.

	Year Ended December 31
	2002	2003	2004
Net sales:
General industrial	$223,727	$258,969	$310,357
Fire service	58,342	70,335	78,881
Utility/high voltage	41,440	43,220	51,042
Total net sales	323,509	372,524	440,280
Cost of goods sold	205,655	240,408	281,924
Gross profit	117,854	132,116	158,356
Operating expenses	91,414	91,264	106,689
Income from operations:
General industrial	8,995	22,306	31,112
Fire service	10,532	13,248	14,972
Utility/high voltage	10,424	9,078	11,148
Corporate	(3,511)	(3,780)	(5,565)
Total income from operations	26,440	40,852	51,667
Other expense (income):
Interest expense	23,292	33,372	22,437
Interest income	(122)	(117)	(213)
Other, net	(329)	(1,002)	1,159
Income before income taxes and minority interest	3,599	8,599	28,284
Income tax expense	7,795	1,685	2,972
Minority interest	—	(3)	25
Net (loss) income	$(4,196)	$6,917	$25,287

	Year Ended December 31
	2002	2003	2004
Net sales:
General industrial	69.2%	69.5%	70.5%
Fire service	18.0%	18.9%	17.9%
Utility/high voltage	12.8%	11.6%	11.6%
Total net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.6%	64.5%	64.0%
Gross profit	36.4%	35.5%	36.0%
Operating expenses	28.2%	24.5%	24.2%
Income from operations:
General industrial	2.8%	6.0%	7.1%
Fire service	3.3%	3.6%	3.4%
Utility/high voltage	3.2%	2.4%	2.5%
Corporate	(1.1)%	(1.0)%	(1.2)%
Total income from operations	8.2%	11.0%	11.8%
Other expense (income):
Interest expense	7.2%	9.0%	5.1%
Interest income	(0.0)%	(0.0)%	(0.0)%
Other, net	(0.0)%	(0.3)%	0.3%
Income before income taxes and minority interest	1.0%	2.3%	6.4%
Income tax expense	2.3%	0.4%	0.7%
Minority interest	—	(0.0)%	0.0%
Net (loss) income	(1.3)%	1.9%	5.7%

Year ended December 31, 2004  as Compared to Year Ended December 31, 2003

Net sales. Net sales increased by $67.8 million, or 18.2%, from $372.5 million in 2003 to $440.3 million in 2004. In our general industrial segment, net sales increased by $51.4 million, or 19.8%, from $259.0 million in 2003 to $310.4 million in 2004. This increase was primarily due to: higher overall net sales in the United States of $15.6 million, reflecting higher footwear shipments of $5.7 million, increased government contract shipments of $5.7 million and strong overall market demand in addition to an increase in activity of products sold through the domestic preparedness channel; favorable exchange rates, which had an impact of $11.5 million; the impact of the acquisition of KCL in July 2003, which contributed incremental net sales of $19.0 million, and organic growth in our European and African operations of $4.9 million. In our fire service segment, net sales increased by $8.6 million, or 12.2%, from $70.3 million in 2003 to $78.9 million in 2004 reflecting strong domestic market demand and shipments to Iraq under a contract awarded in 2004. In our utility/high voltage segment, net sales increased by $7.8 million, or 18.1%, from $43.2 million in 2003 to $51.0 million in 2004 primarily driven by strong overall market demand, new product introductions, and shipments related to hurricane activity in the southeastern United States.

Gross profit. Gross profit increased by $26.3 million, or 19.9%, from $132.1 million in 2003 to $158.4 million in 2004, primarily due to the $67.8 million, or 18.2%, increase in net sales. Our gross profit margin of 36.0% in 2004 was favorable to the 35.5% gross profit margin in 2003, primarily due to improvements in our general industrial and fire service segments.  In our general industrial segment, gross profit increased by $20.2 million, or 21.9%, from $92.2 million in 2003 to $112.4 million in 2004. This increase was primarily due to: the impact of the acquisition of KCL, which contributed $7.4 million of incremental gross profit; favorable exchange rates which had an impact of $4.0 million; higher gross profit in the United States of $6.9 million, reflecting the $15.6 million increase in net sales and improved manufacturing efficiencies; and increases in Europe and Africa in part due to the organic net sales increases. Included in the general industrial segment gross profit were a $4.1 million and $1.2 million increase to the reserve for excess and obsolete inventory and a $0.2 million decrease and a $0.8 million increase to the LIFO provisions in 2004 and 2003, respectively. In our fire service segment, gross profit increased by $3.1 million, or 13.2%, from $23.0 million in 2003 to $26.1 million in 2004, primarily due to the $8.6 million, or 12.2%, increase in net sales. In our utility/high voltage segment, gross profit increased by $3.0 million, or 17.7%, from $16.8 million in 2003 to $19.8 million in 2004, primarily due to the $7.8 million, or 18.1%, increase in net sales, which was partially offset by unfavorable product mix and higher manufacturing expenses.

Operating expenses. Operating expenses increased by $15.4 million, or 16.9%, from $91.3 million in 2003 to $106.7 million in 2004. In our general industrial segment, operating expenses increased by $11.4 million, or 16.3%, from $69.9 million in 2003 to $81.3 million in 2004, as lower amortization of intangibles of $2.1 million was more than offset by higher other operating expenses of $13.5 million due to: incremental KCL operating expenses of $4.8 million; higher exchange rates, which had an impact of $3.0 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $51.4 million, or 19.8%, increase in net sales. In 2004, we recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims. This reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other dust particles, including asbestos, as determined by us in consultation with an independent consultant. In addition, we recorded a $1.3 million credit to operating expenses reflecting a reduction of our product liability reserve related to our fall protection products sold in Canada. This adjustment represents our current expectations of the liability based on information available. In our fire service segment, operating expenses increased $1.3 million, or 13.5%, from $9.8 million in 2003 to $11.1 million in 2004, primarily due to additional payroll and variable selling and distribution expenses associated with the $8.6 million, or 12.2%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.9 million, or 11.8%, from $7.8 million in 2003 to $8.7 million in 2004, primarily due to higher selling and distribution expenses associated with the $7.8 million, or 18.1%, increase in net sales. Our corporate expense increased $1.8 million, or 47.2%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $10.8 million, or 26.5%, from $40.9 million in 2003 to $51.7 million in 2004. As a percentage of net sales, income from operations increased from 11.0% in 2003 to 11.8% in 2004. In our general industrial segment, income from operations increased by $8.8 million, or 39.5%, from $22.3 million in 2003 to $31.1 million in 2004, primarily due to higher net sales of $51.4 million, or 19.8%. In our fire service segment, income from operations increased by $1.8 million, or 13.0%, from $13.2 million in 2003 to $15.0 million in 2004, primarily due to the $8.6 million, or 12.2%, increase in net sales. In our utility/high voltage segment, income from operations increased by $2.0 million, or 22.8%, from $9.1 million in 2003 to $11.1 million in 2004, primarily due to higher net sales of $7.8 million, or 18.1%. Our corporate expenses increased

$1.8 million, or 47.2%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations in 2004 and 2003 were depreciation and amortization expenses of $12.4 million and $12.7 million, respectively. Of these amounts, $9.9 million, $0.4 million, $1.5 million and $0.6 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, in 2004 and $10.6 million, $0.3 million, $1.2 million and $0.6 million were attributable to these segments and corporate in 2003.

Interest expense. Interest expense decreased by $11.0 million, or 32.8%, from $33.4 million in 2003 to $22.4 million in 2004. Included in interest expense in 2003 is $10.2 million attributable to the $5.2 million write-off of deferred financing fees, the $2.1 million write-off of original issue discount, and the $2.9 million prepayment penalty associated with the senior credit facility and senior subordinated debt financings. Excluding these charges, interest expense decreased by $0.8 million as lower weighted average interest rates were partially offset by higher debt levels associated with our senior subordinated notes financing. Interest expense incurred by NSP and the subsidiary guarantors totaled $33.1 million in 2003 and $22.2 million in 2004.

Other, net. Other, net increased by $2.2 million primarily due to the $1.3 million net effect of a $0.4 million gain in 2003 and $0.9 million loss in 2004 recorded on the sale of property, plant and equipment and an increase in unrealized foreign exchange losses.

Income tax expense. Income tax expense increased by $1.3 million, from $1.7 million in 2003 to $3.0 million in 2004, primarily due to higher foreign income tax expense, including incremental KCL income tax expense of $0.6 million.

Net income. Net income increased by $18.4 million, or 265.6%, from $6.9 million in 2003 to $25.3 million in 2004. This was the result of the reasons discussed above.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Net sales.  Net sales increased by $49.0 million, or 15.2%, from $323.5 million in 2002 to $372.5 million in 2003. The increase was primarily attributable to increases in net sales of our general industrial and fire service products. In our general industrial segment, net sales increased by $35.3 million, or 15.8%, from $223.7 million in 2002 to $259.0 million in 2003. This increase was primarily due to: increases in government footwear and hand protection contract shipments of $9.8 million, reflecting higher government orders; favorable exchange rates, which had an impact of $10.6 million; and the impact of the acquisitions of Arbin in December 2002 and KCL in July 2003, which contributed incremental net sales of $6.7 and $10.9 million, respectively. These increases were partially offset by a $5.1 million decline in net sales from our medical products business, which was closed at the end of 2002. In our fire service segment, net sales increased by $12.0 million, or 20.6%, from $58.3 million in 2002 to $70.3 million in 2003, reflecting strong market demand in part due to comprehensive marketing efforts. In our utility/high voltage segment, net sales increased by $1.8 million, or 4.3%, from $41.4 million in 2002 to $43.2 million in 2003 primarily driven by new product introductions of $0.9 million.

Gross profit.  Gross profit increased by $14.2 million, or 12.1%, from $117.9 million in 2002 to $132.1 million in 2003, primarily due to the $49.0 million, or 15.2%, increase in net sales. Our gross profit margin of 35.5% in 2003 was lower than the 36.4% gross profit margin in 2002. In our general industrial segment, gross profit increased by $10.6 million, or 13.0%, from $81.6 million in 2002 to $92.2 million in 2003. This increase was primarily due to the impact of the acquisitions of Arbin and KCL, which contributed a combined $6.5 million of incremental gross profit, favorable exchange rates which had an impact of $3.7 million, and other increases in net sales, particularly the increase in government contract shipments. Partially offsetting these increases were incremental pension expense of $1.1 million, increased provisions for excess and obsolete inventory of $1.2 million, and an increase in the LIFO provision of $0.8 million. In our fire service segment, gross profit increased by $4.3 million, or 22.8%, from $18.8 million in 2002 to $23.1 million in 2003, primarily due to the $12.0 million, or 20.6% increase in net sales and additional fixed cost absorption from the increase in net sales volume. In our utility/high voltage segment, gross profit decreased by $0.7 million, or 3.7%, from $17.5 million in 2002 to $16.8 million in 2003, primarily due to higher overall manufacturing costs and incremental pension expense of $0.4 million.

Operating expenses.  Operating expenses decreased by $0.1 million, or 0.2%, from $91.4 million in 2002 to $91.3 million in 2003. In our general industrial segment, operating expenses decreased by $2.7 million, or 3.7%, from $72.6 million in 2002 to $69.9 million in 2003. Operating expenses in 2002 included a $2.8 million non-cash charge related to the impairment of our Zimbabwe subsidiary and restructuring and merger-related charges of $9.3 million. Excluding these charges, operating expenses increased $9.4 million due to: incremental Arbin and KCL operating expenses of $4.4 million; higher exchange rates, which had an impact of $2.8 million and higher administrative payroll and selling expenses. In addition, included in operating expenses in the general industrial segment were amortization of intangibles of $3.2 million in 2002 and $2.6 million in 2003. In our fire service segment, operating expenses increased $1.6 million, or 19.0% from $8.2 million in 2002 to $9.8 million in 2003, primarily due to additional payroll and variable selling expenses associated with the $12.0 million, or 20.6%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.7 million, or 9.9%, from $7.1 million in 2002 to $7.8 million in 2003, primarily due to higher general and administrative payroll expenses and increased selling costs. Our corporate expense increased $0.3 million, or 7.7%, primarily due to higher payroll and professional fee expenses.

Income from operations.  Income from operations increased by $14.5 million, or 54.5%, from $26.4 million in 2002 to $40.9 million in 2003. The increase is primarily attributable to the increase in income from operations in our general industrial and fire service segments, which offset a decline in income from operations in our utility/high voltage segment. As a percentage of net sales, income from operations increased from 8.2% in 2002 to 11.0% in 2003. In our general industrial segment, income from operations increased by $13.3 million, or 148.0%, from $9.0 million in 2002 to $22.3 million in 2003, primarily due to: higher net sales of $35.3 million, or 15.8%, in 2003 and the $2.8 million non-cash Zimbabwe impairment charge and the $9.3 million of restructuring and merger-related charges incurred in 2002. In our fire service segment, income from operations increased by $2.7 million, or 25.8%, from $10.5 million in 2002 to $13.2 million in 2003, primarily due to the $12.0 million, or 20.6%, increase in net sales. In our utility/high voltage segment, income from operations decreased by $1.3 million, or 12.9%, from $10.4 million in 2002 to $9.1 million in 2003, primarily due to higher manufacturing expenses and incremental pension expense. Our corporate expenses increased $0.3 million, or 7.7%, primarily due to higher payroll and professional fee expenses.

Included in income from operations in 2003 and 2002 were depreciation and amortization expenses of $12.7 million and $18.6 million, respectively. Of these amounts, $10.6 million, $0.3 million, $1.2 million and $0.6 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, in 2003 and $16.6 million, $0.3 million, $1.1 million and $0.6 million were attributable to these segments and corporate in 2002.

Interest expense.  Interest expense increased by $10.1 million, or 43.3%, from $23.3 in 2002 to $33.4 million in 2003. Of this increase, $10.2 million is attributable to the $5.2 million write-off of deferred financing fees, the $2.1 million write-off of original issue discount and the $2.9 million prepayment penalty associated with the senior credit facility and senior subordinated debt financings. Interest expense incurred by NSP and the subsidiary guarantors totaled $23.1 million in 2002 and $33.1 million in 2003.

Other, net.  Other, net decreased $0.7 million, from $0.3 million in 2002 to $1.0 million in 2003 primarily due to a $0.4 million gain on the sale of property, plant and equipment.

Income tax expense.  Income tax expense decreased by $6.1 million, or 78.4%, from $7.8 million in 2002 to $1.7 million in 2003, primarily as a result of providing a valuation allowance of $5.7 million related to deferred tax assets in 2002 due to continued operating losses and the expected timing of the reversal of deferred tax assets related to certain U.S. subsidiaries which are subject to U.S. federal, state and local income taxes.

Net (loss) income.  Net (loss) income increased by $11.1 million, or 264.9%, from $(4.2) million in 2002 to $6.9 million in 2003. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements.

In 2004 and 2003, cash provided by operating activities was $30.3 million and $22.7 million, respectively. The $7.6 million increase was primarily attributable to the $10.8 million increase in income from operations, which was offset by an increase in working capital in part due to higher net sales of $67.8 million.

In 2003 and 2002, cash provided by operating activities was $22.7 million and $24.0 million, respectively. The $1.3 million decrease reflects the $14.5 million increase in income from operations, which was offset by an increase in working capital, primarily due to higher inventory levels of $12.1 million in part due to pending government contract shipments, the higher net sales volume and higher exchange rates.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. In 2004, we made royalty payments to the sellers of Muck Boot and Arbin totaling $0.7 million and received proceeds from the sale of property, plant, and equipment of $0.7 million.  Cash funded to NSP Holdings L.L.C. (“NSP Holdings”) classified under investing activities was $0.5 million in 2004.   During 2004, we determined that the Due from NSP Holdings L.L.C. balance of $17.7 million would not likely be funded by NSP Holdings. Therefore, we reclassified the Due from NSP Holdings’ balance to member’s equity. Accordingly, payments to NSP Holdings after July 3, 2004 are classified under financing activities in the statements of cash flows.

During 2003, we acquired KCL for $18.0 million and made royalty payments to the sellers of Muck Boot and Arbin totaling $0.7 million. In addition, cash was funded to NSP Holdings of $9.1 million used primarily to purchase warrants and preferred units from certain members of management associated with the senior subordinated debt financing. During 2003, we received proceeds from the sale of plant, property and equipment of $0.6 million.

During 2002, we acquired The Muck Boot Company for $3.3 million, Arbin for $7.1 million, made royalty payments to the sellers of Muck Boot of $0.2 million and funded cash to NSP Holdings of $1.4 million.

For the years ended December 31, 2002, 2003 and 2004, our capital expenditures were $7.2 million, $7.4 million and $6.4 million, respectively.

As of December 31, 2004, we had working capital of $121.4 million and cash of $35.7 million. Included in working capital is a $12.2 million excess cash flow sweep payment on our senior credit facility calculated in accordance with the terms of the agreement. This amount will be repaid in the first quarter of 2005. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

In 2004, net cash used in financing activities was $8.2 million, representing payments for deferred financing costs of $0.2 million, payments on long-term debt obligations of $3.7 million, tax distributions to members of NSP Holdings of $2.9 million, and cash fundings to NSP Holdings of $1.3 million.

In 2003, net cash provided by financing activities was $21.5 million, representing payments of deferred financing fees of $13.7 million, retirement of our previous senior credit facility, junior subordinated notes and previous senior subordinated notes and other debt payments of $251.3 million, offset by borrowings under our senior credit facility, junior subordinated notes and 9 7/8% senior subordinated notes and other borrowings of $286.5 million.

In 2002, net cash used for financing activities was $6.1 million, including debt repayments under our prior revolving credit facility of $11.4 million and repayment of $2.3 million of senior and subordinated debt obligations, offset by $4.6 million borrowed to fund the Muck Boot and Arbin acquisitions in the form of senior and subordinated seller notes and $3.0 million of net proceeds from equity capital contributions used to fund the Arbin acquisition.

On March 21, 2003, we entered into a senior credit facility which provides for aggregate borrowings by us of $160.0 million and C$10.0 million, consisting of (1) a $30.0 million U.S. revolving credit facility; (2) a C$10.0 million Canadian revolving credit facility; and (3) a $130.0 million term loan. As of December 31, 2004, there was approximately $97.7 million of outstanding indebtedness under the senior credit facility and approximately $36.9 million of available borrowings under the revolving facilities. We used the proceeds of our senior credit facility to refinance our existing senior credit facility and for general corporate purposes, including working capital, refinancings, acquisitions, investments and capital expenditures. We used $30.0 million of the net proceeds of our senior subordinated notes to repay a portion of the term loan.

As of December 31, 2004, borrowings under the senior credit facility bore interest at a weighted average rate of 4.92%. Prior to March 20, 2008, we may borrow, repay and reborrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.3 million per annum, with the remainder due on March 20, 2009. All of the domestic borrowers’ obligations under the senior credit facility are secured by a pledge of all our equity securities and the equity securities of our direct and indirect domestic subsidiaries, substantially all of our tangible and intangible assets and 65% of the equity securities of, or equity interest in, each of our foreign subsidiaries. All of the obligations under the senior credit facility are guaranteed by all of our present and future domestic subsidiaries, and all of the Canadian borrower’s obligations under the senior credit facility are guaranteed by all of our present and future Canadian subsidiaries.

Our senior credit facility contains, and the indenture governing the notes contains, numerous restrictive covenants, including, among other things, covenants that limit our ability to incur indebtedness, use our assets as security in other transactions, make fundamental changes to our capital structure, dispose of assets, pay dividends, make capital expenditures, enter into transactions with affiliates and enter into sales and leaseback transactions. In addition, our senior credit facility requires us to meet specified financial ratios and tests.

On August 13, 2003, the Company issued $152.5 million of 9 7/8% senior subordinated notes and received gross proceeds of $151.5 million. The proceeds were primarily used to: (i) repay principal and interest and repurchase warrants related to our previous senior subordinated notes, (ii) repay $30.0 million of principal related to the term loan, (iii) repay principal on the junior subordinated notes used to finance the KCL acquisition, (iv) purchase preferred units of NSP Holdings from certain members of management and (v) pay fees and expenses.

In connection with the offering of our 9 7/8% senior subordinated notes, we amended our senior credit facility to provide for the incurrence of our senior subordinated notes. The amendment also modified certain of the covenants under our senior credit facility.

We acquired KCL on July 29, 2003 for $20.1 million, including the assumption of $0.2 million of KCL’s net indebtedness and acquisition costs of $1.1 million. We financed this acquisition with cash on hand of $9.8 million, borrowings under our revolving credit facility of $5.0 million and the issuance of $5.1 million in junior subordinated notes, which notes were repaid with the proceeds of the offering of our 9 7/8% senior subordinated notes.

In January 2002, we acquired the assets of Muck Boot for $3.3 million. We financed the Muck Boot acquisition with $1.3 million of cash on hand and a $2.0 million subordinated seller note. In December 2002, we acquired the stock of Arbin for €6.3 million, consisting of €3.8 million of cash and €2.5 million of senior and subordinated seller notes. Our equityholders invested $3.0 million of additional equity to fund the Arbin acquisition.

We believe that our existing cash balances, internal cash flows and borrowings under the revolving portions of our senior credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness may limit our ability to pursue any of these alternatives.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information. These statements reflect management’s expectations, estimates and assumptions based on information available at the time of the statement. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives and expectations. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intent,” “likely,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth below, which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) our high degree of leverage and significant debt service obligations; (ii) the impact of current and future laws and governmental regulations affecting us or our product offerings; (iii) the impact of governmental spending; (iv) our ability to retain existing customers, maintain key supplier status with those customers with which we have achieved such status, and obtain new customers; (v) the highly competitive nature of the personal protection equipment industry; (vi) any future changes in management; (vii) acceptance by consumers of new products we develop or acquire; (viii) the importance and costs of product innovation; (ix) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange and restrictions on the efficient repatriation of earnings; (x) the unpredictability of patent protection and other intellectual property issues; (xi) cancellation of current orders; (xii) the outcome of pending product liability claims and the availability of indemnification for those claims; (xiii) general risks associated with the personal protection equipment industry; and (xiv) the successful integration of acquired companies on economically acceptable terms. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

Contractual Obligations

The following table summarizes our contractual obligations and commitments, as of December 31, 2004 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Long-term debt obligations	$253,359	$15,120	$4,502	$81,447	$152,290
Capital lease obligations	207	132	75	—	—
Interest payments	117,910	19,646	38,796	34,995	24,473
Operating lease obligations	16,990	4,927	6,822	3,572	1,669
Purchase obligations (1)	34,244	34,244	—	—	—
Other long-term liabilities	4,741	4,741	—	—	—
Total	$427,451	$78,810	$50,195	$120,014	$178,432

(1)          Purchase obligations exclude our accounts payable of $17.9  million and include open purchase orders of $33.8 million and all other contractual obligations of $0.4 million pursuant to which we are obligated to purchase good or services.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for public companies (excluding small business issuers as defined in Regulation S-B) at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption of Statement 123(R) will not have a material impact on our consolidated financial statements.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Our policy is to not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instruments to manage and reduce the impact of changes in interest rates.

Interest rate swaps are entered into as a hedge of underlying debt instruments to change the characteristics of the interest rate from variable to fixed without actually changing the debt instrument. Therefore, these interest rate swap agreements convert outstanding floating rate debt to fixed rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 2004, we had total debt and obligations under capital leases of $253.6 million. This debt is comprised of fixed rate debt of $153.4 million and floating rate debt of $100.2 million. The pre-tax earnings and cash flow impact in 2004 resulting from a one percentage point increase in interest rates on our variable rate debt would be approximately $1.0 million, holding other variables constant.

A portion of our net sales was derived from manufacturing operations in Canada, Holland, Germany, Mexico, the Caribbean and South Africa. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into United States dollars. The effects of foreign currency fluctuations in these countries are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the United States dollar against the respective foreign currency.

A portion of our assets is based in our foreign operations and are translated into United States dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member’s equity. Accordingly, our consolidated member’s equity will fluctuate depending upon the weakening or strengthening of the United States dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country’s respective currency and may, from time to time, also involve hedging programs intended to reduce our exposure to currency fluctuations. Management believes the effect of a one percentage point increase in the strength of the Canadian dollar and Euro relative to the U.S. dollar from December 31, 2003 to December 31, 2004 would have resulted in a $47,000 and $68,000 increase in our income from operations, respectively. During 2004, the Canadian dollar and Euro strengthened approximately 7% and 9% relative to the U.S. dollar, respectively.

ITEM 8.                             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth in Item 15 under the caption “Financial Statements” is hereby included herein.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                     OTHER INFORMATION

All information required to be reported on a Form 8-K has been reported on a Form 8-K.

PART III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and the members of our board of managers as of December 31, 2004 are as follows:

Name	Age	Position(s) held
Robert A. Peterson	48	President and Chief Executive Officer, Member of the board of managers
David F. Myers, Jr.	42	Executive Vice President, Chief Financial Officer and Secretary, Member of the board of managers
Charles S. Ellis	56	President—United States General Industrial
Claude L. Roberge	64	President—Canada and European General Industrial
William L. Grilliot	55	President—Fire Service
Volker H. Laitsch	64	President—KCL
Kenneth R. Martell	56	Vice President and General Manager—Utility/High Voltage
Stephen J. Blewitt	44	Member of the board of managers
Jay R. Bloom	49	Member of the board of managers
Edward Levy	41	Member of the board of managers
Marcus D. Wedner	41	Member of the board of managers

Set forth below is a brief description of the business experience of each of our executive officers and the members of the board of managers.

Robert A. Peterson.  Mr. Peterson has served as our President and Chief Executive Officer since our formation in June 1995, and he also serves on the board of managers. Previously, from 1984 to 1991, Mr. Peterson held various senior positions at Farley Industries, a diversified group of manufacturing companies with sales in excess of $2.5 billion and, from 1992 to 1993, was President of Wright Line, a technical furniture company. From 1994 to 1995, Mr. Peterson was involved in strategic planning consulting for Farley Industries and Merchant Partners. He is also a CPA and a former manager of Ernst & Young. Mr. Peterson also is a director of Actuant Corporation.

David F. Myers, Jr.  Mr. Myers has served as our Executive Vice President, Chief Financial Officer and Secretary since our formation in June 1995, and he also serves on the board of managers as an appointee of the Canadian Imperial Bank of Commerce (“CIBC”), CIBC’s affiliates and Argosy Safety Products L.P. (“Argosy”, and together with CIBC and CIBC’s affiliates, the “CIBC/Argosy Group”). Previously he was with Morris Anderson & Associates, a leading turnaround consulting firm, providing advisory services and serving as interim chief financial officer to companies with sales ranging from $50.0 million to $2.0 billion. Mr. Myers started his career at Ernst & Young in the corporate finance/restructuring consulting practice. Mr. Myers is a CPA.

Charles S. Ellis.  Mr. Ellis has served as our President—U.S. General Industrial since June 2001. Mr. Ellis was previously at Thomas and Betts Corporation, where he served as president for the Lighting and Utility Division, a $320 million global business. Prior to joining Thomas and Betts in 1996, Mr. Ellis was President and COO of Elastimold, a division of Eagle Corp. He also worked for Westinghouse Electrical Corporation in a variety of positions over 17 years. In connection with the retirement of Mr. Roberge described below, Mr. Ellis assumed responsibility for the Canadian and European division of our general industrial segment (except for our German subsidiary, KCL, which reports directly to Mr. Peterson) and now serves as our President—General Industrial.

Claude L. Roberge.  Mr. Roberge, until his retirement, effective December 31, 2004, served as our President—Canada and European General Industrial since our February 2000 acquisition of Arkon. From 1995 to 2000, Mr. Roberge was President and CEO of Arkon. Prior to that, Mr. Roberge was Vice President of Marketing for Arkon from 1986 to 1995. On September 30, 2004, in connection with his retirement, we entered into a consulting agreement with Mr. Roberge providing that Mr. Roberge’s responsibilities, remuneration and employee benefits remained in effect until December 31, 2004, after which time and continuing through December 31, 2005, he will act as a consultant to North Safety Products Limited.

William L. Grilliot.  Mr. Grilliot has served as our President—Fire Service since our acquisition of Morning Pride in August of 1998. Mr. Grilliot was the co-owner of Morning Pride during the 20 years prior to its acquisition. Mr. Grilliot serves as a Captain and is Treasurer of the West Milton, Ohio Fire Department and has been active in the department for 16 years. He is also the industry representative on the NFPA Supervising Technical Correlating Committee.

Volker H. Laitsch.  Mr. Laitsch has served as our President—KCL since our acquisition of KCL in July, 2003. Mr. Laitsch has served as managing director of KCL since 1994. From 1989 to 1993 he served as Deputy Chairman of the Board of Hertel AG, Nurnberg. Mr. Laitsch has held executive positions with Paguag GmbH & Company, Rigips GmbH, Bodenwerder and ASV Stubbe GmbH, Vlotho.

Kenneth R. Martell.  Mr. Martell has served as our Vice President and General Manager—Utility/High Voltage since August 1999. Mr. Martell has more than 30 years of manufacturing expertise. Prior to joining us, he was an executive vice president and general manager of the Plews/Eddelman division of Stant Corporation. He has held executive positions at Epicor Industries, Parker Hannifin and American Can Corporation.

Stephen J. Blewitt.  Mr. Blewitt has served as a member of the board of managers since June 2001 as an appointee of  the John Hancock Life Insurance Company (“John Hancock”) and Hancock Mezzanine Partners L.P. (collectively the “Hancock Group”). Mr. Blewitt is a Senior Managing Director in the Bond & Corporate Finance Group of John Hancock and has been employed by John Hancock since 1982. Mr. Blewitt is also President of Hancock Mezzanine Advisors LLC, a subsidiary of John Hancock, and the managing member of the general partner of three funds that invest primarily in mezzanine debt securities. Mr. Blewitt is also a director of SafeGuard Health Enterprises, Inc., Medical Resources, Inc. and Utilimaster, Inc.  Mr. Blewitt serves as one of the three members of our Audit Committee, and is one of our designated Audit Committee Financial Experts.

Jay R. Bloom.  Mr. Bloom has served as a member of the board of managers since December 2001 as an appointee of the CIBC/Argosy Group. Mr. Bloom is a founder and managing partner of Trimaran Capital Partners, a private investment firm. He is also a vice-chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P.  Mr. Bloom currently serves on the board of directors of PrimeCo Wireless Communications, LLC, Transportation Technologies Industries, Inc., Freightcar America, Inc., Norcraft Companies, L.P., and Education Services of America, Inc.  Mr. Bloom serves as one of the three members of our Audit Committee, and is one of our designated Audit Committee Financial Experts.

Edward Levy.  Mr. Levy has served as a member of the board of managers since June 1998 as an appointee of the CIBC/Argosy Group. Mr. Levy had been a Managing Director of CIBC World Markets Corp. since August 1995, and co-head of CIBC World Markets Corp.’s Leveraged Finance Group since June 2001 until December 31, 2004. From February 1990 to August 1995, Mr. Levy was a Managing Director of Argosy Group, L.P., an investment banking firm. Mr. Levy is also a director of Booth Creek Ski Holdings, Inc.

Marcus D. Wedner.  Mr. Wedner has served as a member of the board of managers since July 2003. Mr. Wedner joined Continental Illinois Venture Corp. in 1988 and is currently a partner with CIVC Partners, LLC, the general partner of CIVC Partners Fund, L.P. (“CIVC”). Mr. Wedner is the CIVC appointee to the board of managers. Mr. Wedner is a director of TransWestern Publishing Company, L.P., EPIC Technologies, LLC, and K & K Screw Products, LLC. Prior to joining CIVC, Mr. Wedner was a sales manager and interactive services product manager for Pacific Bell.  Mr. Wedner serves as one of the three members of our Audit Committee, and is one of our designated Audit Committee Financial Experts.

There are no family relationships between any of our executive officers or directors.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The text of this code may be found on our Internet website, www.nspusa.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

ITEM 11.                       EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table shows the compensation for 2002, 2003 and 2004 of our Chief Executive Officer and our next four most highly compensated executive officers performing our policy making functions (the “Named Executive Officers”):

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation
Robert A. Peterson	2004	$468,000	$382,118	$34,076	$7,040	(2)
President and Chief Executive Officer	2003	425,000	639,065	33,873	6,540	(2)
	2002	386,925	471,354	31,288	6,148	(2)
David F. Myers, Jr.	2004	324,500	265,235	24,084	7,040	(3)
Executive Vice President, Chief Financial	2003	295,000	425,962	23,924	6,540	(3)
Officer and Secretary	2002	268,540	310,259	22,098	6,148	(3)
Volker H. Laitsch (4)	2004	190,026	160,715	—	62,100	(5)
President—KCL	2003	72,230	28,863	—	—
Charles S. Ellis	2004	265,020	25,000	—	8,540	(6)
President-United States General Industrial	2003	258,750	120,000	—	7,540	(6)
	2002	256,057	110,000	—	41,520	(7)
Claude L. Roberge (8)	2004	295,825	67,071	—	11,141	(9)
President-Canada and European General	2003	267,651	117,096	—	9,639	(9)
Industrial	2002	223,311	55,738	—	8,600	(9)

(1)          Includes amounts reimbursed during the fiscal year for the payment of taxes.

(2)          Includes matching payments of $5,500, $6,000 and $6,500 to our 401(k) plan and payment of life insurance premiums of $648, $540 and $540 for 2002, 2003 and 2004 respectively.

(3)          Includes matching payments of $5,500, $6,000 and $6,500 to our 401(k) plan and payment of life insurance premiums of $648, $540 and $540 for 2002, 2003 and 2004 respectively.

(4)          Amounts paid to Mr. Laitsch have been translated into United States dollars at a rate of $1.129= €1.00, the average exchange rate during the year ended December 31, 2003 and at a rate of $1.242=€1.00, the average exchange rate during the year ended December 31, 2004. Compensation amounts for the year ended December 31, 2003 reflect payments from the July 2003 acquistion date of KCL.

(5)          Includes life and disability insurance premiums of $62,100 for 2004.

(6)          Includes a matching payment of $7,000 and $8,000 to our 401(k) plan and payment of life insurance premiums of $540 and $540 for 2003 and 2004, respectively.

(7)          Includes payment of relocation expenses of $34,980, a matching payment of $6,000 to our 401(k) plan and payment of life insurance premiums of $540.

(8)          Amounts paid to Mr. Roberge have been translated into United States dollars at a rate of $0.637 = C$1.00, the average exchange rate during the year ended December 31, 2002, at a rate of $0.714=C$1.00, the average exchange rate during the year ended December 31, 2003 and at a rate of $0.768=C$1.00, the average exchange rate for the year ended December 31, 2004. As described above, Mr. Roberge retired from his position as President—Canada and European General Industrial as of December 31, 2004, after which time and continuing through December 31, 2005 he will act as a consultant to us.

(9)          Reflects Registered Retirement Savings Plan contributions of $8,600, $9,639 and $11,141 for 2002, 2003 and 2004 respectively.

Option/UAR Exercises

The following table provides information on the Named Executive Officers’ exercises of options to purchase common units and UARs in 2004 and the value of unexercised options and UARs at December 31, 2004.

Name	Shares Acquired on Exercise (A) Options (B) UARs		Number of Unexercised		Value ($) of Unexercised
			(A) Options		In-The-Money (A) Options
		Value ($)	(B) UARs at 12/31/04		(B) UARs at 12/31/04 (1)
		Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert A. Peterson	(A)—		156,820	0
	(B)—	$—	70,248	0	$—	$—
David F. Myers, Jr.	(A)—		98,797	0
	(B)—	—	42,151	0	—	—
Volker H. Laitsch	(A)—		0	0
	(B)—	—	0	0	—	—
Charles S. Ellis	(A)—		0	0
	(B)—	—	140,000	0	—	—
Claude L. Roberge	(A)—		10,413	0
	(B)—	—	0	0	—	—

(1)          During 2004, none of our options or UARs were in-the-money.

Pension Plans

Norcross Safety Products L.L.C. Employees’ Pension Plan.  Mr. Ellis participates in the Norcross Safety Products L.L.C. Employees’ Pension Plan (the “NSP Pension Plan”), a non-contributory, tax-qualified defined benefit plan which provides covered employees with a minimum retirement benefit. Benefits under the NSP Pension Plan are calculated based on (1) the employee’s average monthly compensation for the five consecutive calendar years for which the participant’s aggregate compensation was greatest and (2) the employee’s years of credited service. Compensation covered by the NSP Pension Plan includes total cash compensation required to be reported on Form W-2, plus any compensation deferred under Section 401(k) of the Internal Revenue Code, plus any compensation reductions under a plan pursuant to Section 125 of the Internal Revenue Code. The following table shows the estimated annual pensions that persons in specified categories would have received under the NSP Pension Plan if they had retired on January 1, 2004 at the age of 65. These amounts are not subject to deduction for Social Security benefits. The table assumes the retiree has selected a straight-life annuity commencing at age 65.

Average Annual Compensation	Annual Pension After Specified Years of Credited Service
For the 5 Years	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years
$100,000	$12,961	$19,442	$25,923	$32,403	$38,884	$45,365
125,000	16,711	25,067	33,423	41,778	50,134	58,490
150,000	20,461	30,692	40,923	51,153	61,384	71,615
175,000	24,211	36,317	48,423	60,528	72,634	84,740
200,000	27,961	41,942	55,923	69,903	83,884	97,866
225,000	31,711	47,567	63,423	79,278	95,134	110,990
250,000	35,461	53,192	70,923	88,653	106,384	124,115
300,000	42,961	64,442	85,923	107,403	128,884	150,365
400,000	57,961	86,942	115,923	144,903	173,884	202,865
450,000	65,461	98,192	130,923	163,653	196,384	229,115
500,000	72,961	109,442	145,923	182,403	218,884	255,365

Mr. Ellis’ average annual compensation for purposes of the NSP Pension Plan would be the combined amount listed under salary and bonus shown in the Compensation of Executive Officers table above.

North Safety Products Benefit Restoration Plan.  Mr. Ellis also participates in a non-contributory, non-qualified, unfunded defined benefit plan (the “Restoration Plan”). The Restoration Plan is open to all participants in the NSP Pension Plan whose benefits are limited by the Internal Revenue Code or those employees selected by resolution of our board of managers. The objective of the Restoration Plan is to pay a supplemental benefit equal to the maximum benefit amount that the participant would have received under the NSP Retirement Plan if (1) there were no limitations on the maximum benefits payable under either of the plans and (2) if certain Internal Revenue Code limitations did not apply.

Benefits are payable under the Restoration Plan only to the extent that the benefits calculated under the plan exceed the total monthly benefits that are otherwise payable to the participant under the NSP Pension Plan. The benefits calculated under the Restoration Plan equal the greater of:

•                  1.0% of the participant’s average final monthly compensation, plus 0.5% of the participant’s average final monthly compensation in excess of “covered compensation,” multiplied by years and partial years of credited service. Covered compensation equals the average of the contribution and benefit bases in effect under Section 230 of the Social Security Act for each year in the 35 year period ending with the year in which the participant attains Social Security retirement age, not to exceed 35 years; or

•                  1.67% of the participant’s average final monthly compensation multiplied by years and partial years of credited service, less 1.67% of the participants primary social security benefit multiplied by his years of service and full months of credited service, not to exceed 35 years.

The estimated credited years of service for Mr. Ellis was 4 years as of December 31, 2004.

KCL Pension Plan.  Pursuant to the terms of his management services contract with KCL, Mr. Laitsch is entitled to a pension in the amount of DM 3,500 per month and a widow pension of 60% of the pension.  Mr. Laitsch is also entitled to a disability pension of 60% of the pension.

Board of Managers Members’ Compensation

Managers are not entitled to any compensation for serving on our board of managers.

Employment Agreements

Robert A. Peterson.  We entered an employment agreement, dated as of January 1, 2002, with Mr. Peterson, pursuant to which Mr. Peterson is to serve as our Chief Executive Officer and President for a period of five years. Under the terms of this agreement, Mr. Peterson is entitled to receive a base salary of $386,925, subject to increases as merited and to reflect changes in the cost of living. Mr. Peterson is also entitled to a $700 per month automobile allowance, reimbursement for reasonable expenses, participation in whatever benefit programs we have in place for our employees who are not members of a collective bargaining unit (on a basis commensurate with his position) and four calendar weeks of vacation per year. In addition, Mr. Peterson is also eligible to receive a bonus, targeted at 90% of his base salary, based upon the achievement by us of performance criteria determined by our board of managers and agreed to by Mr. Peterson.

Mr. Peterson’s employment is subject to early termination in the event of his death or disability or in the event that either he or we elect to terminate his employment. In the event his employment is terminated by us for cause or by Mr. Peterson without good reason (each as defined in the employment agreement), Mr. Peterson will be entitled to his base salary and benefits for the period ending on the termination date and any unpaid bonus for any year ending prior to the year in which such termination occurs. In the event that his employment is terminated (1) by us without cause, (2) by him for good reason, (3) due to his death or disability, or (4) due to our not offering, at least 90 days prior to the end of the term of his employment, to continue his employment for a period of at least two years, Mr. Peterson will be entitled to his base salary and benefits for the period ending on the termination date, any unpaid bonus for any year ending prior to the year in which such termination occurs, a pro rata bonus and (except in the event of termination due to his death) his base salary and benefits for a period of two years. Salary and benefits payable to Mr. Peterson due to our having elected not to continue his employment after the expiration of the initial five year term, will be offset by any payments or benefits received by Mr. Peterson in the second year following such termination as a result of his having obtained new employment. Any amounts due to Mr. Peterson shall be paid as if he had not been terminated, except that in the event that Mr. Peterson terminated his employment due to a change in control, such amounts shall be paid in a lump sum within 10 days of his resignation, in an amount discounted to present value at a rate of 7% per year.

This employment agreement is also subject to non-solicitation, non-competition and confidentiality provisions that are customary, other than a provision allowing Mr. Peterson to solicit the employment of his personal assistant and Mr. Myers in the event that Mr. Peterson’s employment with us is terminated.

Also on January 1, 2002, NSP Holdings entered into a letter agreement with Mr. Peterson pursuant to which he was made eligible for certain additional bonuses in recognition of his work performance. Under the terms of the letter agreement, Mr. Peterson was entitled to receive cash bonuses in the amount of $219,099 on each of December 23, 2002 and 2003. In addition, Mr. Peterson is also eligible to receive an additional bonus in the amount of $1,752,789 on the earlier of December 31, 2016 or the occurrence of certain events including (1) a sale of the company, (2) a public offering generating $50.0 million or more, (3) a change of control, which is defined as any transaction after which the Hancock Group or the CIBC/Argosy Group do not have the power to elect a majority of the board of managers, (4) NSP Holdings’ election to repurchase Mr. Peterson’s equity securities pursuant to the terms of its limited liability company agreement, and (5) one day prior to the maturity date of the management loans made by us to Mr. Peterson. In the event that this bonus had become payable prior to the payment of the bonuses payable on December 23, 2002 and 2003, such bonuses would also have become due and payable at that time. Mr. Peterson will lose his eligibility to receive these bonuses and will have to repay any such bonuses already received in certain circumstances, including upon termination for cause or violation of the non-compete, non-solicitation or confidentiality provisions of the letter agreement.

David F. Myers, Jr.  We entered an employment agreement, dated as of January 1, 2002, with Mr. Myers, pursuant to which he is to serve as our Chief Financial Officer and Executive Vice President on substantially the same terms as those contained in Mr. Peterson’s employment agreement, except that (1) his base salary was initially set at $286,538 and (2) the non-solicitation provision contained in the agreement provides an exception allowing Mr. Myers to solicit the employment of Mr. Peterson.

Also on January 1, 2002, NSP Holdings entered into a letter agreement with Mr. Myers pursuant to which he was made eligible for certain additional bonuses in recognition of his work performance. The terms of the letter agreement entered into with Mr. Myers are substantially the same as those contained in the letter agreement entered into with Mr. Peterson, except that the bonuses payable on December 23, 2002 and 2003 are in the amount of $135,184 and the bonus payable on the earlier of December 31, 2016 or the occurrence of certain events is in the amount of $1,081,475.

Volker H. Laitsch.  Pursuant to a management service contract, dated August 12, 1994, between KCL and Volker H. Laitsch, Mr. Laitsch was appointed as sole managing director of KCL.  Under the terms of the agreement, Mr. Laitsch receives a monthly salary and is eligible to receive a yearly bonus in an amount equal to 5% of KCL’s net income before corporate tax and possible surtaxes, plus all bonus payments based on income, municipal trade tax and extraordinary expenses that have been incurred by KCL voluntarily or by resolution of KCL’s shareholders minus remunerations for supervisory and consultation board members.  The minimum annual bonus amount is DM 50,000, which is payable in December of each year.  The remaining portion of the annual bonus, if any, is determined by a shareholders resolution and is payable no later than the end of May of the succeeding calendar year.

The initial term of Mr. Laitsch’s contract ended on December 31, 1998 and it has since automatically renewed twice for successive four year periods; provided, however, that Mr. Laitsch’s employment automatically terminates upon his 65th birthday (June 30, 2005).  Unless Mr. Laitsch is terminated for cause, KCL is required to pay his compensation (salary and bonus) through the remainder of the term.  Mr. Laitsch’s management service contract includes a non-compete clause only for the duration of the employment.

KCL is also required to provide Mr. Laitsch with (i) three month’s paid illness leave, (ii) life insurance (DM 300,000) and disability insurance (DM 600,000), (iii) a pension in the amount of DM 3,500 per month, see “—Pension Plans”, (iv) use of company car with all expenses paid and (v) 30 days of vacation.

Charles S. Ellis.  Our subsidiary, North Safety Products, Inc., entered into an employment agreement, dated as of June 25, 2001, with Mr. Ellis, pursuant to which he serves as President of North Safety Products, Inc.’s United States industrial division. Under the terms of this agreement, Mr. Ellis is entitled to receive a base salary of $250,000. Mr. Ellis is also entitled to participate in all employee benefits plans for which senior executives of North Safety Products, Inc. are eligible and three calendar weeks of vacation per year. In addition, Mr. Ellis is eligible to receive a bonus targeted at 75% of his base salary. In the event that Mr. Ellis is terminated without cause he is entitled to severance pay equal to 150% of one year’s base salary, payable over one year, provided that he enters into a release agreement satisfactory to North Safety Products, Inc. This employment agreement also contains customary non-solicitation and non-competition provisions.

Claude L. Roberge.  On September 30, 2004, in connection with his retirement from the company, our subsidiary, North Safety Products Limited entered into a consulting agreement with Mr. Roberge. Pursuant to the terms of this consulting agreement, Mr. Roberge’s responsibilities, remuneration and employee benefits remained in effect until December 31, 2004, after which time and continuing through December 31, 2005, he will act as a consultant to, but will no longer have operational responsibility or authority for, North Safety Products Limited or its affiliates. Mr. Roberge will continue to receive his current salary and employee benefits during 2005 unless terminated for cause, but will not be eligible for any bonus for that period. This agreement also contains customary non-solicitation and non-competition provisions. The consulting agreement supercedes in its entirety the employment agreement, dated as of February 17, 2000, between Arkon Safety Equipment Inc. and Mr. Roberge pursuant to which Mr. Roberge agreed to serve as the President and Chief Executive Officer of Arkon Safety Equipment Inc. for a term of four years and was entitled to receive a base salary of not less than C$332,000 per year and an incentive bonus targeted at 30% of his base salary at the end of each fiscal year.

Compensation Committee Interlocks and Insider Participation

NSP Holdings’ compensation committee is comprised of Messrs. Peterson, Bloom and Blewitt. Mr. Peterson is our President and Chief Executive Officer. We have made certain loans to Mr. Peterson to allow Mr. Peterson to purchase equity in NSP Holdings. Mr. Peterson received payments of approximately $2.0 million in connection with the issuance of NSP Holdings’ 11.75% senior pay in kind notes as a result of distributions with respect to his preferred units and the distribution made to senior management in connection with that offering.  See Item 13, “Certain Relationships and Related Transactions—Payments to Holders of Preferred Units,” and “Certain Relationships and Related Transactions—Amendment of NSP Holdings’ Limited Liability Company Agreement.”

Unit Appreciation Rights Plan

In order to provide additional financial incentives to our management, certain members of our management are eligible to participate in a Unit Appreciation Rights Plan, which became effective on January 1, 1997. Participation in the plan is open to certain key individuals selected by NSP Holdings’ board of managers. A member of NSP Holdings’ board of managers who participates in the plan may not vote on any question pertaining to himself or herself.

Once selected by NSP Holdings’ board of managers, an individual remains a participant in the plan until his or her employment is terminated. Following the end of each fiscal year, NSP Holdings’ board of managers may recommend new participant allocations. A participant’s appreciation rights in the plan vest over a period of four years, but are fully vested upon a sale or initial public offering of NSP Holdings, termination of the plan, or the participant’s death or disability if such occurs while in the service of the company.

Upon termination of service for cause, as defined in the plan, all of a participant’s appreciation rights terminate, whether vested or un-vested. Upon a participant’s termination of service other than for cause, the exit value of his or her appreciation rights are fixed on such date. Generally, payment with respect to appreciation rights is deferred until the participant’s death, disability, or 65th birthday, at which time he or she is entitled to the lesser of the exit value or the market value of the appreciation rights. However, at any time following a participant’s termination of service but before his or her death, disability, or 65th birthday, he or she may demand and receive payment for all vested appreciation rights exercisable based on their exit value. At any time following a participant’s termination of service, we also have the option to pay the participant the exit value of all vested appreciation rights then exercisable.

Upon an initial public offering or a sale of NSP Holdings for cash, notes and/or publicly-traded securities, the appreciation rights will be redeemed. In the event of a merger in which NSP Holdings remains in control, the appreciation rights will remain in place subject to appropriate dilution. However, in the event of a sale or an initial public offering of NSP Holdings that is not for cash, notes and/or publicly-traded securities, NSP Holdings may choose to liquidate the appreciation rights for cash. Nothing contained in the plan obligates NSP Holdings to retain any plan participant as an employee or interferes with our right to discharge any participant at any time. Nor does the plan interfere with any participant’s right to terminate at any time his or her employment or service relationship with NSP Holdings.

Equity Option Agreements

Robert A. Peterson.  NSP Holdings entered into an option agreement, dated February 17, 2000, with Mr. Peterson pursuant to which Mr. Peterson was granted an option to purchase 156,820 Class C Common Units of NSP Holdings at an exercise price of $5.89 per unit. The option expires upon the earlier of (1) February 17, 2010 or (2) the occurrence of a liquidity event if the option is not exercised within twenty days of receiving notice of such liquidity event from us as required under the agreement.

David F. Myers, Jr.  NSP Holdings entered into an option agreement, dated February 17, 2000, with Mr. Myers pursuant to which Mr. Myers was granted an option to purchase 98,797 Class C Common Units of NSP Holdings at an exercise price of $5.89 per unit. The option expires upon the earlier of (1) February 17, 2010 or (2) the occurrence of a liquidity event if the option is not exercised within twenty days of receiving notice of such liquidity event from us as required under the agreement.

William L. Grilliot and Mary I. Grilliot.  NSP Holdings entered into an option agreement, dated as of July 31, 1998 and amended on September 30, 1998, with Mr. Grilliot and Ms. Grilliot pursuant to which the Grilliots have been granted an option to purchase a total of 21,124 Class A Common Units in NSP Holdings at an exercise price of $2.10 per unit and 21,124 preferred units at an exercise price of $3.90 per unit. The options expire on July 31, 2008.

Claude L. Roberge.  NSP Holdings entered into an option agreement, dated February 17, 2000, with Mr. Roberge pursuant to which Mr. Roberge was granted an option to purchase 10,413.3 Class A Common Units in NSP Holdings at an exercise price of $5.89 per unit. The option expires upon the earlier of (1) December 31, 2009 or (2) the occurrence of a liquidity event if the option is not exercised within 20 days of receiving notice of such liquidity event from us as required under the agreement.

Class E Unit Purchase Agreements

Robert A. Peterson.  NSP Holdings entered into a Class E Unit Purchase Agreement, dated April 16, 2004, with Mr. Peterson pursuant to which Mr. Peterson made a capital contribution to NSP Holdings in the amount of $514.29 in exchange for 514.2857 Class E Common Units. 12.50% of the Class E Common Units were immediately vested, and an additional 6.25% of the Class E Common Units vest at the end of each calendar quarter. The Class E Common Units vest upon the occurrence of a liquidity event and vest for an additional six calendar quarters if Mr. Peterson is terminated without cause. The Class E Common Units are forfeited completely if Mr. Peterson is terminated for cause or if Mr. Peterson breaches the noncompete and nonsolicitation provisions of NSP Holdings’ limited liability company agreement. In the event that Mr. Peterson’s employment is terminated for any reason other than for cause, NSP Holdings will have the option to repurchase the Class E Common Units. The agreement also provides that, upon the occurrence of a liquidity event, if the aggregate consideration to be paid to Mr. Peterson in respect of his options and appreciation rights under the Unit Appreciation Rights Plan is less than $930,000 in the aggregate, NSP Holdings will pay Mr. Peterson the difference between $930,000 and the amount paid in respect of options and appreciation rights.

David F. Myers, Jr.  NSP Holdings entered into a Class E Unit Purchase Agreement, dated April 16, 2004, with Mr. Myers pursuant to which Mr. Myers made a capital contribution to NSP Holdings in the amount of $342.86 in exchange for 342.8571 Class E Common Units. 12.50% of the Class E Common Units were immediately vested, and an additional 6.25% of the Class E Common Units vest at the end of each calendar quarter. The Class E Common Units vest upon the occurrence of a liquidity event and vest for an additional six calendar quarters if Mr. Myers is terminated without cause. The Class E Common Units are forfeited completely if Mr. Myers is terminated for cause or if Mr. Myers breaches the noncompete and nonsolicitation provisions of NSP Holdings’

limited liability company agreement. In the event that Mr. Myers’ employment is terminated for any reason other than for cause, NSP Holdings will have the option to repurchase the Class E Common Units. The agreement also provides that, upon the occurrence of a liquidity event, if the aggregate consideration to be paid to Mr. Myers in respect of his options and appreciation rights under the Unit Appreciation Rights Plan is less than $570,000 in the aggregate, NSP Holdings will pay Mr. Myers the difference between $570,000 and the amount paid in respect of options and appreciation rights.

Charles S. Ellis, Kenneth R. Martell and William Grilliot.  NSP Holdings entered into a Class E Unit Purchase Agreement, dated April 30, 2004, with each of Mr. Ellis, Mr. Martell and Mr. Gilliot pursuant to which each of these executives made a capital contribution to NSP Holdings in exchange for Class E Common Units. Mr. Ellis received 42.8571 Class E Common Units, Mr. Martell received 28.5714 Class E Common Units and Mr. Grilliot received 42.8571 Class E Common Units. 12.50% of the Class E Common Units were immediately vested, and an additional 6.25% of the Class E Common Units vest at the end of each calendar quarter. The Class E Common Units vest upon the occurrence of a liquidity event and vest for an additional six calendar quarters if the executive is terminated without cause. The Class E Common Units are forfeited completely if the executive is terminated for cause or if the executive breaches the noncompete and nonsolicitation provisions of NSP Holdings’ limited liability company agreement. In the event that the executive’s employment is terminated for any reason other than for cause, NSP Holdings will have the option to repurchase the Class E Common Units.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Equityholders

We are a wholly owned subsidiary of NSP Holdings.  NSP Holdings’ authorized equity capital consists of five classes of common units, designated as Class A Common Units, Class B Common Units, Class C Common Units, Class D Common Units and Class E Common Units, and one class of preferred units. As of December 31, 2004, NSP Holdings had the following units issued and outstanding (in each case, rounded to the nearest unit): 7,265,805 Class A Common Units, zero Class B Common Units, 184,523 Class C Common Units, 212,018 Class D Common Units, 986 Class E Common Units and 7,381,922 preferred units. Our preferred units and Class E Common Units have a preference on distributions as discussed in Item 13, “Certain Relationships and Related Transactions—Limited Liability Company Agreement.” The Class A Common Units and Class C Common Units are the only classes of units entitled to vote on matters submitted to a vote of the members. Except as otherwise required by applicable law, the Class A Common Units and Class C Common Units vote together as a single class on all matters submitted to a vote of the members, including the election of members of the board of managers.

The table below sets forth certain information regarding the equity ownership of NSP Holdings as of December 31, 2004 by: (1) each person or entity known by us to beneficially own five percent or more of a class of our voting common units, (2) each of the Named Executive Officers and all members of our board of managers and (3) all members of our board of managers and our executive officers as a group. Unless otherwise stated, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. Beneficial ownership of the common units listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Directors, Officers, and Principal Equityholders	Class	Number of Units		Percent of Class	Percent of Voting Power(1)
Principal Equityholders
Hancock Group 200 Clarendon Street Boston, MA 02117	Class A	2,948,677	(2)	40.6%	39.6%
CIBC 425 Lexington Ave, 3rd Floor New York, NY 10017	Class A	1,493,453	(3)	20.6	20.0
CIVC 234 S. LaSalle Street Chicago, IL 60697	Class A	1,060,091		14.6	14.2

Argosy 425 Lexington Ave., 3rd Floor New York, NY 10017	Class A	452,281		6.2	6.1
Directors and Officers(4)
Robert A. Peterson	Class A	121,412		1.7	4.9
	Class C	249,082	(5)	73.0
	Class E	514		52.1
David F. Myers, Jr.	Class A	74,356		1.0	3.1
	Class C	156,922	(6)	55.4
	Class E	343		34.8
Charles S. Ellis	Class E	43		4.4
Claude L. Roberge	Class A	10,413	(7)	0.1	0.1
Stephen J. Blewitt	Class A	2,948,677	(2)	40.6	39.6
Jay R. Bloom	Class A	808,618	(8)	11.1	10.9
Edward Levy	Class A	575,908	(9)	7.9	7.7
Marcus D. Wedner	Class A	1,060,091	(10)	14.6	14.2
All directors and officers as a group (10 persons)	Class A	5,194,410	(11)	71.2	72.4
	Class C	406,004	(12)	92.2
	Class E	971		98.4

(1)                                  Includes voting power with respect to Class A Common Units and Class C Common Units on a combined basis.

(2)                                  Includes 1,888,586 Class A Common Units held of record by John Hancock and 1,060,091 Class A Common Units held of record by Hancock Mezzanine Partners L.P. Mr. Blewitt is a Senior Managing Director of John Hancock, and as such may be deemed to beneficially own the units held by these entities. Mr. Blewitt disclaims beneficial ownership of any securities in which he does not have a pecuniary interest.

(3)                                  Includes 1,112,646 Class A Common Units held of record by CIBC WG Argosy Merchant Fund 1, LP, 257,179 Class A Common Units held of record by CIBC WMV Inc. and 123,628 Class A Common Units held of record by CIBC Co-Investment Merchant Fund 2, L.L.C.

(4)                                  The address of each director and officer is c/o Norcross Safety Products L.L.C., 2211 York Road, Suite 215, Oak Brook, IL 60521.

(5)                                  Includes options to acquire 156,820 Class C Common Units.

(6)                                  Includes options to acquire 98,797 Class C Common Units.

(7)                                  Includes options to acquire 10,413 Class A Common Units.

(8)                                  Mr. Bloom may be deemed to beneficially own all 452,281 Class A Common Units owned of record by Argosy; all 297,315 Class A Common Units owned of record by Caravelle Private Investment Corporation; and all 59,022 Class A Common Units owned of record by Caravelle Norcross Investment Corporation. Mr. Bloom disclaims beneficial ownership of any securities in which he does not have a pecuniary interest.

(9)                                  Mr. Levy may be deemed to beneficially own all 452,281 Class A Common Units held of record by Argosy and all 123,627 Class A Common Units held of record by CIBC Co-Investment Merchant Fund 2, L.L.C. Mr. Levy disclaims beneficial ownership of any securities in which he does not have a pecuniary interest.

(10)                            Mr. Wedner is a Partner of CIVC Partners, LLC, the general partner of CIVC. Mr. Wedner may be deemed to beneficially own all units owned by CIVC. Mr. Wedner disclaims beneficial ownership of any securities in which he does not have a pecuniary interest.

(11)                            Includes options to acquire 31,537 Class A Common Units.

(12)                            Includes options to acquire 255,617 Class C Common Units.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Payments to Holders of Preferred Units

In January 2005 NSP Holdings issued $100,000,000 in aggregate principal amount of 11.75% senior pay in kind notes due 2012.  NSP Holdings used approximately $60.0 million of the proceeds of the offering to make payments in respect of its preferred units, approximately $58.0 million of which were payments in respect of accrued preferred yield and approximately $2.0 million of which were used to return a portion of the original capital contribution made by holders of its preferred units. The following table sets forth the payments made to certain of NSP Holdings’ directors, executive officers and holders of five percent or more of a class of its voting common units.

Name	Aggregate Payment
Argosy	$3,778,190
CIBC	12,080,314
Hancock Group	23,890,478
CIVC	8,789,493
Robert A. Peterson	478,995
David F. Myers, Jr.	292,903
William Grilliot	104,009

The payment for each preferred unit consisted of the accrued preferred yield on the preferred unit and a portion of the original capital contribution made on the preferred unit that had not been previously returned to the holder. The preferred units were initially sold to the holders thereof at a price of $10.93 per unit.

Payment to CIVC

In connection with the issuance of the notes described above, NSP Holdings paid an advisory fee to CIVC in the amount of $240,000.

Purchase of Notes by CIVC and Related Registration Rights Agreement

CIVC purchased $8.0 million of the NSP Holdings notes described above at a price equal to 100% of the principal amount thereof. In connection with such purchase, NSP Holdings entered into a registration rights agreement with CIVC relating to the notes issued to CIVC.

Limited Liability Company Agreement

NSP Holdings’ Second Amended and Restated Limited Liability Company Agreement, dated February 26, 2004, provides that all aspects of the management and direction of NSP Holdings are the responsibility of its managers. There may be between three and six managers. So long as the CIBC/Argosy Group, which includes Argosy, CIBC, CIBC WMV Inc., CIBC WMC Inc., CIBC Wood Gundy Ventures, Inc. and Co-Investment Merchant Fund 2, L.L.C., owns at least 15% of its outstanding common units, and so long as NSP Holdings has not completed an initial public offering, the CIBC/Argosy Group has the right to appoint three of its managers. So long as the Hancock Group owns at least 15% of its outstanding common units, and so long as NSP Holdings has not completed an initial public offering, the members holding a majority of the common units held by the Hancock Group have the right to appoint one of its managers. So long as CIVC shall own at least 13% of its outstanding common units, and so long as NSP Holdings has not completed an initial public offering, CIVC has the right to appoint one of its managers. Any remaining managers may be appointed by the holders of the Class A and Class C Common Units. Jay Bloom, Edward Levy and David F. Myers, Jr. are the managers appointed by the CIBC/Argosy Group. Stephen Blewitt is an appointee of the Hancock Group, and Marcus Wedner is an appointee of CIVC. In the event that Mr. Myers ceases to be a manager, his replacement shall be appointed by the CIBC/Argosy Group, subject to the approval of the members holding the majority of the common units held by the Hancock Group.

The limited liability company agreement authorizes NSP Holdings to issue Class A Common Units, Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units and preferred units. The managers may issue Class E Common Units to any employee of NSP Holdings, subject to the approval of Mr. Peterson and Mr. Myers, in each case for so long as he is an officer of NSP Holdings; which consent shall not be unreasonably withheld; provided, however, that without the prior consent of the holders of the majority of the Class E Common Units, the managers may not issue more than 1,000 Class E Common Units.

Distributions on NSP Holdings’ units have the following order of preference:

1.                                       to the holders of the preferred units until they have received payment of the entire amount of the unpaid preferred yield;

2.                                       to the holders of the preferred units until they have received a return of their original capital contribution with respect to the preferred units that, when combined with the amount paid pursuant to item 1 above, shall equal $125,000,000;

3.                                       to (A) the holders of vested Class E Common Units in an amount equal to 7%, multiplied by a fraction, the numerator of which shall be the number of vested Class E Common Units and the denominator of which shall be 1,000 (the “Class E Multiple”), multiplied by the lesser of (x) the amount available for distribution under this item 3 and (y) the portion of the original capital contribution made by the preferred unit holders with respect to the preferred units that has not previously been returned, and (B) to the holders of the preferred units until the entire amount of their original capital contribution with respect to the preferred units has been returned;

4.                                       to (A) the holders of the common units (other than the Class E Common Units) pro rata, and (B) to the holders of vested Class E Common Units in such an amount that the vested Class E Common Unit holders shall have received an amount equal to 7%, multiplied by the Class E Multiple, of the amount distributed under this item 4 to the non-Class E common unit holders.

The Class A Common Units and Class C Common Units are the only classes of NSP Holdings’ equity securities with voting rights.

Subject to certain exceptions, the holders of NSP Holdings’ equity securities have preemptive rights with regard to further issuances of its equity securities, which entitle them to participate pro rata in such issuances, based upon their ownership of its common units (other than Class E Common Units). Generally, each class of common units (other than Class E Common Units) is freely convertible into any other class of common units. However, members who are employees of NSP Holdings may not convert their Class C Common Units, and members who are subject to the Bank Holding Company Act may only convert their units into a Class A Common Units and may do so only under certain limited circumstances, such as a change of control.

NSP Holdings is obligated under the terms of its limited liability company agreement to redeem all of its preferred units on September 30, 2013 or upon a change of control, if sooner, at a redemption price equal to the then unpaid preferred yield and the portion of the original capital contribution made on the preferred units that has not previously been returned. At its election, NSP Holdings may redeem the preferred units prior to September 30, 2013 in exchange for a note in the amount of the redemption price, due September 30, 2013, or upon a change of control, if sooner. This note will accrue interest daily and compound semiannually at a rate of 10% per year.

The limited liability company agreement generally prohibits the transfer of NSP Holdings’ equity securities by the holders of those securities other than in certain limited circumstances, such as pursuant to a public offering, a sale of the company, the withdrawal of a member, or the termination of the employment of a member who is an employee of NSP Holdings. In certain situations, NSP Holdings, followed by the Hancock Group and the CIBC/Argosy Group, followed in turn by the remaining members, shall have a right of refusal on the securities to be transferred.

In addition, pursuant to the terms of the limited liability company agreement, members who are employees of NSP Holdings have agreed that, for a period of 24 months following the termination of his or her membership, he or she will not be an officer, director, agent, employee, consultant of, or have a greater than 5% equity interest in, a business that engages in the manufacturing and/or marketing of personal protection equipment. Such members have also agreed, for a like period of time, not to solicit any of NSP Holdings’ customers, partners, vendors or strategic alliance partners or to employ or solicit for employment any of our employees, consultants or independent contractors.

Amendment of NSP Holdings’ Limited Liability Company Agreement

In connection with the issuance of its 11.75% senior pay in kind notes, the holders of NSP Holdings’ equity securities amended its limited liability company agreement to permit Mr. Peterson and Mr. Myers to receive distributions in respect of their common units. In addition to the ratable payments made with respect to their preferred units as described above under “—Payments to Holders of Preferred Units,” Mr. Peterson and Mr. Myers received distributions in respect of their common units in the amount of $1,525,000 and $975,000, respectively. NSP Holdings’ other holders of common units did not receive a ratable distribution in respect of their common units. The amounts distributed to Mr. Peterson and Mr. Myers will reduce future distributions to them in respect of their common units, preferred units and Class E Common Units but will not reduce any other contractual rights to payment they may have, including under NSP Holdings’ unit appreciation rights plan and unit option agreements.

Management Loans

In October 1998, in connection with the acquisition of North Safety Products, Ltd.; James North (Africa) Pty. Ltd.; Industrie-Schutz-Produkte GmbH; and Siebe North Holdings Corp., certain members of our management entered into nonrecourse promissory notes with NSP Holdings in order to raise the capital necessary to purchase NSP Holdings’ Class C Common Units. Members of management to whom such loans were made include Mr. Peterson ($617,698) and Mr. Myers ($379,446). As of December 31, 2004, Mr. Peterson and Mr. Myers owed $494,158 and $303,557, respectively, on these notes.

In February 2000, in connection with our acquisition of Arkon, certain members of our management entered into nonrecourse promissory notes with NSP Holdings in order to raise the capital necessary to purchase its Class A Common Units and preferred units. Members of management to whom such loans were made include Mr. Peterson ($556,671) and Mr. Myers ($345,142). As of December 31, 2004, Mr. Peterson and Mr. Myers owed $445,337 and $276,113, respectively, on these notes.

All of these notes are non-interest bearing and mature on the earlier of (1) December 31, 2016, (2) the sale of NSP Holdings, (3) the sale by the borrower of any of the units collateralizing the note, (4) the liquidation, dissolution or winding-up of NSP Holdings, (5) a public offering by NSP Holdings of its units or warrants or (6) a default under the terms of the note. Prepayment of these loans must be made by the borrowers in the amount of 40% of any supplemental bonuses they receive and 100% of any distributions paid on, or proceeds from the sale of, the borrower’s Class A Common Units. The October 1998 notes are collateralized by certain of the Class A Common Units of the borrowers and the February 2000 notes are collateralized by certain of the Class A Common Units and preferred units of the borrowers.

Family Relationships

William L. Grilliot, our President—Fire Service, is the husband of Mary I. Grilliot, the Vice President of our subsidiary, Morning Pride Manufacturing L.L.C. Mrs. Grilliot was paid an aggregate salary and bonus of $247,885 for her services during the year ended December 31, 2004. In addition, Mrs. Grilliot received $104,009 from the payment in respect of her preferred units in connection with the issuance of NSP Holdings’ senior pay in kind notes.

Real Property Leases

Morning Pride Manufacturing L.L.C. leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, our President—Fire Service. The initial term of the lease ended on February 28, 2005 and was extended through April 30, 2009. The base rent is $347,816 per year, payable in monthly installments. In addition, we must also pay American Firefighters Cooperative, Inc. the actual amount of all real estate taxes, and all general and special assessments of every kind, as additional rent during the term of the lease. The annual rent paid in 2004 was $366,320. If the lease expires or is terminated at any time prior to July 1, 2010, we must reimburse American Firefighters Cooperative, Inc. an amount equal to the number of months remaining in the rental term multiplied by $1,206.

CIBC

CIBC owns 20.6% of NSP Holdings’ Class A Common Units and has 20% of the voting power. See “Principal Equityholders.” Three of NSP Holdings' six managers David F. Myers, Jr., Jay R. Bloom and Edward Levy, were appointed by the CIBC/Argosy Group. Jay R. Bloom is an employee of CIBC World Markets Corp., a subsidiary of CIBC. Edward Levy, until December 31, 2004, was also an employee of CIBC World Markets Corp. CIBC is a lender under our senior credit facility, under which CIBC has received approximately $2.4 million in fees to date since the closing of the facility in March 2003.

On October 4, 2004, we entered into the Third Amendment our Second Amended and Restated Credit Agreement.  The Third Amendment (1) reduced the interest rate by 1% on all existing term loans provided under the credit agreement, (2) increased the limit on acquisitions we are permitted to make under the credit agreement from $75 million to $100 million and eliminates the per acquisition limitation and (3) provides that in the event that we further reduce the interest rate on our existing term loans under the credit agreement during the next year (other than pursuant to a refinancing or an amendment and restatement of the credit agreement or the incurrence of additional term loans at a lower rate pursuant to new commitments as currently provided in the credit agreement), we (i) will pay to the holders of our term loans a 1% fee to such term loan lenders who consent to the reduction in interest rate and (ii) may replace non-consenting lenders with consenting lenders so long as the non-consenting lenders are paid 101% of the amount outstanding under a term loan to such lender that does not consent to the interest rate reduction and is subsequently replaced as a term loan lender of the registrant during the year following the effective date of the Third Amendment.  We paid a fee of $200,000 to CIBC for arranging the Third Amendment.

On December 29, 2004, we entered into the Fourth Amendment of the credit agreement.  The Fourth Amendment (1) permitted our parent company, NSP Holdings, together with its wholly owned subsidiary, NSP Holdings Capital Corp. to issue their 11.75% senior pay in kind notes and (2) increased the amount of cash expenses permitted to be paid to NSP Holdings by its subsidiaries from $600,000 to $1,000,000.  We paid a fee of $8,225 to CIBC for consenting to the Fourth Amendment.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP (“E&Y”) for fiscal year 2003 and 2004, including fees for NSP Holdings.  All Audit Fees, Audit-Related Fees, Tax Fees and Other Fees since the February 17, 2004 effective date of our registration statement on Form S-4 were pre-approved by the Audit Committee in accordance with its established procedures.

(In thousands)	2003	2004
Audit Fees (a)	$1,182,479	$762,964
Audit-Related Fees (b)	229,785	76,208
Tax Fees (c)	680,310	827,825
All Other Fees	—	—
Total	$2,092,574	$1,666,997

(a)          Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters and consents.

(b)         Fees for professional services which principally include services in connection with internal control matters and due diligence procedures related to acquisition targets.

(c)          Fees for professional services for tax related advice and compliance.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The aggregate amount of all such pre-approved services since the February 17, 2004 effective date of our registration statement on Form S-4 constitutes 100% of the total amount of fees paid by the us to E&Y.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are included on this Form 10-K, as provided in Item 8 above:

Index to Consolidated Financial Statements

Norcross Safety Products L.L.C.

Audited Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves

                                (In Thousands)

(a)(3) Exhibits

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2005.

Norcross Safety Products, L.L.C.

/s/ Robert A. Peterson
By: Robert A. Peterson
Its: President, Chief Executive Officer and Manager

According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 25, 2005.

Signatures	Capacity

/s/ Robert A. Peterson	President, Chief Executive Officer and Manager
Robert A. Peterson	(Principal Executive Officer)

/s/ David F. Myers, Jr.	Executive Vice President, Chief Financial Officer
David F. Myers, Jr.	(Principal Financial and Accounting Officer),
Secretary and Manager

/s/ Stephen J. Blewitt	Manager
Stephen J. Blewitt

/s/ Jay R. Bloom	Manager
Jay R. Bloom

/s/ Edward Levy	Manager
Edward Levy

/s/ Marcus D. Wedner	Manager
Marcus D. Wedner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Member

Norcross Safety Products L.L.C.

We have audited the accompanying consolidated balance sheets of Norcross Safety Products L.L.C. (a Delaware Limited Liability Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Norcross Safety Products L.L.C. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2005

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	December 31
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$16,341	$35,731
Accounts receivable, less allowance of $2,493 and $2,063 in 2003 and 2004, respectively	53,291	61,167
Inventories	80,828	82,532
Deferred income taxes	30	60
Prepaid expenses and other current assets	3,833	3,183
Total current assets	154,323	182,673
Property, plant and equipment, net	56,213	51,809
Deferred financing costs, net	10,832	9,394
Goodwill, net	130,032	132,662
Other intangible assets, net	5,641	6,256
Due from NSP Holdings L.L.C.	16,113	—
Other noncurrent assets	5,535	5,689
Total assets	$378,689	$388,483
Liabilities and member’s equity
Current liabilities:
Accounts payable	$18,157	$17,871
Accrued expenses	27,837	28,127
Current maturities of long-term obligations	3,378	15,252
Total current liabilities	49,372	61,250
Pension, postretirement and deferred compensation	24,318	22,923
Long-term obligations	253,814	238,314
Other noncurrent liabilities	430	1,653
Deferred income taxes	1,937	4,799
Minority interest	124	142
	280,623	267,831
Member’s equity:
Contributed capital	116,060	116,060
Accumulated deficit	(64,791)	(42,447)
Due from NSP Holdings L.L.C.	—	(17,740)
Accumulated other comprehensive (loss) income	(2,575)	3,529
Total member’s equity	48,694	59,402
Total liabilities and member’s equity	$378,689	$388,483

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands)

	Year ended December 31
	2002	2003	2004
Net sales	$323,509	$372,524	$440,280
Cost of goods sold	205,655	240,408	281,924
Gross profit	117,854	132,116	158,356
Operating expenses:
Selling	30,440	36,877	41,901
Distribution	15,177	18,550	22,452
General and administrative	30,504	33,254	41,203
Amortization of intangibles	3,239	2,583	517
Restructuring and merger-related charges	9,269	—	—
Zimbabwe subsidiary impairment charge	2,785	—	—
Strategic alternatives	—	—	616
Total operating expenses	91,414	91,264	106,689
Income from operations	26,440	40,852	51,667
Other expense (income):
Interest expense	23,292	33,372	22,437
Interest income	(122)	(117)	(213)
Other, net	(329)	(1,002)	1,159
Income before income taxes and minority interest	3,599	8,599	28,284
Income tax expense	7,795	1,685	2,972
Minority interest	—	(3)	25
Net (loss) income	$(4,196)	$6,917	$25,287

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Amounts in Thousands, Except Units)

	Units	Amount	Contributed Capital	Accumulated Deficit	Due from NSP Holdings L.L.C.	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2002	100	$—	$113,060	$(67,512)	$—	$(6,889)	$38,659
Foreign currency translation adjustments	—	—	—	—	—	1,615	1,615
Minimum pension liability	—	—	—	—	—	(9,557)	(9,557)
Net loss	—	—	—	(4,196)	—	—	(4,196)
Comprehensive loss							(12,138)
Capital contribution	—	—	3,000	—	—	—	3,000
Balance at December 31, 2002	100	—	116,060	(71,708)	—	(14,831)	29,521
Foreign currency translation adjustments	—	—	—	—	—	12,464	12,464
Minimum pension liability	—	—	—	—	—	(208)	(208)
Net income	—	—	—	6,917	—	—	6,917
Comprehensive income							19,173
Balance at December 31, 2003	100	—	116,060	(64,791)	—	(2,575)	48,694
Foreign currency translation adjustments	—	—	—	—	—	7,151	7,151
Minimum pension liability	—	—	—	—	—	(1,047)	(1,047)
Net income	—	—	—	25,287	—	—	25,287
Comprehensive income							31,391
Dividend to NSP Holdings L.L.C.	—	—	—	(2,943)	—	—	(2,943)
Due from NSP Holdings L.L.C	—	—	—	—	(17,740)	—	(17,740)
Balance at December 31, 2004	100	$—	$116,060	$(42,447)	$(17,740)	$3,529	$59,402

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year ended December 31
	2002	2003	2004
Operating activities
Net (loss) income	$(4,196)	$6,917	$25,287
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and form amortization	9,033	10,166	11,854
Accelerated depreciation on long-lived assets to be abandoned	6,345	—	—
Amortization of intangibles	3,239	2,583	517
Amortization of deferred financing costs	2,024	2,191	1,777
Amortization of original issue discount	1,016	662	92
Write-off of deferred financing costs	—	7,284	—
(Gain) loss on sale of property, plant and equipment	—	(417)	899
Deferred income taxes	5,716	154	583
Minority interest	—	(3)	25
Impairment of investment in Zimbabwe	2,072	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,081)	(698)	(7,876)
Inventories	(1,158)	(12,118)	(1,704)
Prepaid expenses and other current assets	(473)	(443)	650
Other noncurrent assets	402	(395)	(627)
Accounts payable	190	2,474	(286)
Accrued expenses	5,869	3,196	290
Pension, postretirement, and deferred compensation	(308)	1,335	(2,442)
Other noncurrent liabilities	(1,662)	(294)	1,223
Other	(16)	87	(4)
Net cash provided by operating activities	24,012	22,681	30,258
Investing activities
Purchase of businesses, net of cash acquired	(10,531)	(18,757)	(691)
Purchases of property plant and equipment	(7,197)	(7,432)	(6,423)
Proceeds from sale of property, plant and equipment	—	578	736
Increase in Due from NSP Holdings L.L.C.	(1,437)	(9,108)	(459)
Net cash used in investing activities	(19,165)	(34,719)	(6,837)
Financing activities
Payments for deferred financing costs	(44)	(13,711)	(204)
Proceeds from borrowings	4,564	286,539	—
Payments of debt	(2,255)	(220,333)	(3,719)
Net repayments under revolving credit facility	(11,429)	(30,960)	—
Capital contribution	3,000	—	—
Dividend to NSP Holdings L.L.C	—	—	(2,943)
Increase in Due from NSP Holdings L.L.C	—	—	(1,302)
Net cash (used in) provided by financing activities	(6,164)	21,535	(8,168)
Effect of exchange rate changes on cash	1,310	5,082	4,137
Net (decrease) increase in cash and cash equivalents	(7)	14,579	19,390
Cash and cash equivalents at beginning of year	1,769	1,762	16,341
Cash and cash equivalents at end of year	$1,762	$16,341	$35,731

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(Amounts in Thousands, Except Units and Per Unit Data)

1.  Formation of Norcross Safety Products L.L.C.

Norcross Safety Products L.L.C. (the Company) operates as a limited liability company in accordance with the Limited Liability Company Act of the state of Delaware. The Company is a leading designer, manufacturer and marketer of branded products in the personal protection equipment industry. The Company manufactures and markets a full line of personal protection equipment for workers in the general industrial, fire service and utility/high voltage industries. The Company is wholly-owned by NSP Holdings L.L.C. (Holdings).

2.  Recapitalization and Acquisitions

On September 25, 1998, Holdings, a Delaware limited liability company, was formed to effect the acquisition by the Company of the stock of various entities affiliated with Invensys, formerly Siebe plc (Siebe), including North Safety Products, Ltd., James North (Africa) Pty. Ltd., Industrie-Schutz-Produkte GmbH, and Siebe North Holdings Corp. (collectively, North). To execute this transaction, Holdings entered into a Unit Purchase and Exchange Agreement whereby the unit holders of the Company exchanged their equity interests in the Company for equity interests in Holdings. The Company then canceled its Class A units and issued 100 new units to Holdings. As a result of these transactions, Holdings became the sole unit holder of the Company. In addition, Holdings issued Class A common units, Class C common units, Class D common units, and preferred units for cash consideration of $82,600, of which $75,000 was contributed to the Company. The Company accounted for this transaction as a recapitalization as there was no change in control.

In January 2002, the Company acquired certain assets of the Muck Boot Company (Muck Boot), a designer and marketer of specialty boots, for an aggregate purchase price of $3,254, which includes a subordinated seller note of $2,000 (see Note 6). In addition to the total consideration above, the Company is obligated to pay contingent consideration payments, which are subject to Muck Boot achieving certain net sales targets as defined, on an annual basis through the year-end December 31, 2006. Contingent consideration in the amount of $227, $559 and $657 for the years ended December 31, 2002, 2003 and 2004, respectively, was recorded as additional purchase price by the Company. In connection with the acquisition, approximately $2,984 of the purchase price was allocated to definite-lived intangible assets which are being amortized over 15 years.

In December 2002, the Company acquired the stock of Arbin Veiligheid B.V. (Arbin) for $7,050, which includes $2,564 in senior and subordinated seller notes (see Note 6). Arbin is a Holland-based manufacturer of respiratory products. In addition to the total consideration above, the Company is obligated to make contingent consideration payments, which are subject to Arbin achieving certain net sales, as defined, on an annual basis through the year end December 31, 2008. Contingent consideration in the amount $58 and $34 was recorded as additional purchase price for the year ended December 31, 2003 and 2004, respectively. The amount of excess purchase price over fair value of assets acquired in the Arbin acquisition was approximately $4,800.  The Company believes the acquisition of Arbin will broaden its respiratory product line.

On July 29, 2003, the Company acquired 100% of the common stock of Kächele-Cama Latex GmbH (KCL), a German-based manufacturer and marketer of liquid-proof and cut-resistant gloves for a variety of industries, for $20,127, including net debt assumed of $171 and acquisition costs of $1,121. The sellers of KCL will also be eligible to receive royalty payments of up to €250 per year through December 31, 2005 based upon the achievement of certain cumulative net sales targets. The net sales targets for the year ended December 31, 2003 and 2004 were not achieved, however, the €500 payment could be funded in 2005 if cumulative net sales targets are achieved. The Company financed this acquisition with $9,882 of cash on hand, $5,000 of borrowings under the Senior Credit Facility and the issuance of $5,074 of junior subordinated notes. The Company believes the acquisition of KCL will increase its penetration of the European personal protection equipment market.

The allocation of the purchase price is summarized below:

Trade receivables	$3,292
Inventory	5,842
Property, plant and equipment	10,378
Customer relationships (8 year life)	1,812
Trade names and trademarks (indefinite life)	616
Other assets and liabilities, net	(1,683)
Accounts payable and accrued expenses	(4,329)
Fair value of net assets acquired	15,928
Excess of purchase price over fair value of net assets acquired (goodwill)	4,199
Total consideration	$20,127

The following table presents the pro forma net sales and net (loss) income of the Company for the years ended December 31, 2002 and 2003 assuming the acquisition of KCL had occurred on January 1, 2002:

	Year ended December 31
	2002	2003
Pro forma net sales	$345,413	$389,687
Pro forma net (loss) income	(3,341)	8,043

The acquisitions described above were accounted for by the purchase method of accounting, and accordingly, the results of operations for the acquisitions have been included in the Company’s consolidated financial statements since their respective dates of acquisition.

3.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Norcross Safety Products L.L.C. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Due to adverse economic conditions in Zimbabwe, which impacted the Company’s ability to control its subsidiary located in Zimbabwe, the Company recorded a non-cash impairment charge of $2,785 with regard to the impairment of the net assets of the Zimbabwe subsidiary for the year ended December 31, 2002.  During the year ended December 31, 2004, the Company sold its Zimbabwe subsidiary and received $216 of consideration.

Cash Equivalents

The Comany considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. Credit risk with respect to trade receivables is limited due to the diversity of customers comprising the Company’s ustomer base. The Company performs ongoing credit evaluations of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-offs based on historical experience. The Company’s policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed-upon invoice terms.

Revenue Recognition

Sales and related cost of sales are recognized when products are shipped to the customer.

Freight-Out Costs

The Company records freight-out costs in distribution expenses. Such amounts were $7,212, $8,697, and $10,224 for the years ended December 31, 2002, 2003, and 2004, respectively.

Inventories

Inventories are stated at the lower of cost or market. Inventories valued at first in, first out (FIFO) cost accounted for approximately 67% and 69% of the Company’s inventories at December 31, 2003 and 2004, respectively. All other inventories are valued using last in, first out (LIFO) cost.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Equipment under capital leases is stated at the present value of minimum lease payments or fair value at the inception of the leases, whichever is lower. Depreciation is determined by using the straight-line method over the estimated remaining useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset, with the related amortization expense included in depreciation expense.

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

Buildings and improvements	10 to 25 years
Machinery and equipment	5 to 15 years
Dies and tooling	3 to 15 years
Furniture and fixtures	3 to 13 years
Computers and office equipment	3 to 7 years

Deferred Financing Costs

Deferred financing costs represent capitalized fees and expenses associated with obtaining financing. The costs are being amortized using the straight-line method, which approximates the interest method, over the period of the related financing. Accumulated amortization of deferred financing costs at December 31, 2003 and 2004, was $1,112 and $2,889, respectively.

Goodwill and Other Intangibles

The Company has performed the required annual impairment test during the fiscal fourth quarter 2003 and 2004, and has determined that goodwill and intangible assets deemed to have indefinite lives were not impaired.

The following table summarizes goodwill by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Total
Balance as of January 1, 2003	$113,400	$9,387	$—	$122,787
Goodwill acquired during the year	2,100	—	—	2,100
Effect of foreign currency translation	5,145	—	—	5,145
Balance as of December 31, 2003	120,645	9,387	—	130,032
Goodwill acquired during the year	34	—	—	34
Adjustments to fair value of assets acquired.	2,249	—	—	2,249
Effect of foreign currency translation	347	—	—	347
Balance as of December 31, 2004	$123,275	$9,387	$—	$132,662

The Company’s other intangible assets with finite lives consist of trade names and trademarks and customer relationships, which are amortized on a straight-line basis over 8 to 15 years. The Company’s other intangible assets with indefinite lives consist of $604 and $730 related to trade names and trademarks as of December 31, 2003 and 2004, respectively.

The following table summarizes other intangible assets with finite lives:

	December 31, 2003			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Trade names and Trademarks	$3,770	$(418)	$3,352	$4,427	$(698)	$3,729
Customer relationships	1,778	(93)	1,685	2,147	(350)	1,797
Total	$5,548	$(511)	$5,037	$6,574	$(1,048)	$5,526

Future amortization expense for other intangible assets held as of December 31, 2004, is as follows:

2005	$577
2006	577
2007	577
2008	577
2009	577
Thereafter	2,641
$5,526

Income Taxes

The Company is a limited liability company, and as such, income is allocated to, and included in the individual return of the unit holders of Holdings. Certain of the Company’s subsidiaries are corporations which are subject to U.S. federal, state, and local income taxes and foreign entities, which are also subject to their respective foreign income tax reporting requirements (collectively, C corporations). The income tax provision is computed as if each of the C corporations were filing a separate return in its respective jurisdiction.

Deferred income taxes are recognized by the C corporations for the difference in reporting of certain assets and liabilities for financial reporting and tax purposes. These temporary differences are determined by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are provided against deferred tax assets which are not likely to be realized. Deferred income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice, and it is the intention, of the Company to continue to reinvest these earnings in the businesses outside the United States. The effect of a change in tax rates is recognized in the period that includes the enactment date.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $2,351, $2,577, and $3,021 for the years ended December 31, 2002, 2003, and 2004, respectively.

Foreign Currency Translation

The accounts of foreign operations are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at the end of period exchange rates and income and expenses are translated at average exchange rates. Net adjustments resulting from such translation are accumulated as a separate component of other comprehensive (loss) income included in member’s equity. The accumulated balance of the foreign currency translation adjustments included as a component of the accumulated other comprehensive income amounted to $7,190 and $14,342 as of December 31, 2003 and 2004, respectively.

Long-Lived Assets

The Company evaluates its long-lived assets on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, the Senior Credit Facility, notes payable, and the New Senior subordinated notes (see Note 6). The fair values of the Company’s financial instruments were not materially different from their carrying values at December 31, 2003 and 2004. The Company estimates the fair value of its obligations using the discounted cash flow method with interest rates currently available for similar obligations.

Insurance

Employee medical costs are insured under commercial excess policies. The Company covers the cost of such coverages up to certain retention limits. Insurance claim reserves for employee medical costs represent the estimated amounts necessary to settle outstanding claims, including claims that are incurred but not reported, based on the facts in each case and the Company’s experience with similar cases. These estimates are continually reviewed and updated, and any resulting adjustments are reflected in current operations.

The liability related to medical self-insurance was $2,071 and $2,282 as of December 31, 2003 and 2004, respectively. Medical self-insurance expense was approximately $6,313, $5,325, and $6,270 for the years ended December 31, 2002, 2003 and 2004, respectively.

Use of Estimates in the Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain account balances have been reclassified from the prior year to conform with current year presentation.

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2003	2004
Land	$4,508	$4,234
Buildings and improvements	15,166	15,115
Machinery and equipment	53,881	55,539
Dies and tooling	12,358	13,822
Furniture and fixtures	4,501	4,331
Computers and office equipment	15,350	17,118
Construction in progress	945	2,017
	106,709	112,176
Less: Accumulated depreciation	(50,496)	(60,367)
	$56,213	$51,809

Machinery and equipment includes assets under capital leases with a gross amount of $647 and accumulated amortization of $291.

5.  Inventories

Inventories consist of the following:

	December 31
	2003	2004
At FIFO cost:
Raw materials	$21,187	$21,726
Work in process	9,010	10,419
Finished goods	52,512	52,045
	82,709	84,190
Adjustment to LIFO cost	(1,881)	(1,658)
	$80,828	$82,532

6.  Debt

The Company’s debt consists of the following:

	December 31
	2003	2004
Revolving credit facilities	$—	$—
Term loan	99,025	97,725
Senior subordinated notes	152,500	152,500
European term loans	1,215	469
Arbin Europe Seller Notes	837	454
Subordinated seller notes	4,278	3,121
Capital lease obligations	339	207
Unamortized discount on senior subordinated notes	(1,002)	(910)
	257,192	253,566
Less: Current maturities of long-term obligations	3,378	15,252
	$253,814	$238,314

On March 21, 2003, the Company entered into a new Senior Credit Facility with a group of banks and financial institutions. Under the initial terms of this agreement, the Company can borrow up to $160,000 in the United States and approximately $8,300 in Canada ($10,000 Canadian). The Senior Credit Facility consisted of a $30,000 revolving credit facility and a $130,000 term loan in the United States, and a Canadian $10,000 revolving credit facility. As of December 31, 2004, the interest rate was 4.92% for the term loan. These borrowings replaced the existing senior credit facility of the Company. The Company recorded a $1,270 million charge to interest expense for the write-off of deferred financing fees associated with the senior credit facility financing for the year ended December 31, 2003.

Outstanding borrowings on the U.S. and Canadian revolvers are due on March 20, 2008, whereas the term loan borrowings are due in 24 consecutive quarterly installments which commenced on June 30, 2003. The 24 installments are payable as follows: installments 1-23 at $325 each and installment 24 at $92,525. The U.S. revolver and the term loan bear interest, at the Company’s option, at a rate equal to: (i) the Eurodollar rate, plus the applicable borrowing margin, or (ii) the higher of the published prime rate of Fleet Bank or the Federal Funds rate as quoted by Fleet Bank, plus  ½ of 1% (the ABR), plus the applicable borrowing margin, as defined in the Senior Credit Facility. The applicable borrowing margin for the U.S. revolver is between 1.50% and 2.50% for the ABR loans and between 2.50% and 3.50% for the Eurodollar loans, in each case based on the Company’s consolidated leverage ratio, as defined. The applicable borrowing margin for the term loan is 1.75% for the ABR loans and 2.75% for the Eurodollar loans. The Canadian revolver bears interest at (i) the Canadian prime rate published by the Canadian Bank of Commerce (CIBC), plus applicable borrowing margin or (ii) a draft drawn by CIBC, plus applicable borrowing margin.

The U.S. revolver also provides for the issuance of letters of credit of up to $5,000 or in an amount which, when added to the aggregate outstanding principal amount under the revolver, will not exceed $30,000.  The Canadian revolver provides for the issuance of letters of credit of up to Canadian $1,000 or in an amount which, when added to the aggregate outstanding principal amount under the revolver, will not exceed Canadian $10,000.  At December 31, 2004, total letters of credit outstanding were $1,367 under the U.S. revolver and the Company had unused credit available of $28,633 and $8,300 under the U.S. revolver and Canadian revolver, respectively.

Included in current maturities of long-term debt as of December 31, 2004 is a $12,160 excess cash follow sweep payment on the term loan calculated in accordance with the terms of the Senior Credit Facility.

In 2000, the Company issued $95,000 of senior subordinated notes and repaid the principal and interest related to the previous senior subordinated notes. The senior subordinated notes bore interest at 13%, and contained detachable warrants for 5% of the fully diluted equity ownership of Holdings. The Company recorded a $5,596 discount on the senior subordinated notes related to the warrants issued by Holdings.

On August 13, 2003, the Company issued $152,500 of 9.875% Senior Subordinated Notes due 2011 (the New Senior Subordinated Notes) and received gross proceeds of $151,465. The proceeds were primarily used to: (i) repay principal and interest and repurchase warrants related to the $95,000 of senior subordinated notes, (ii) repay $30,000 of principal related to the term loan, (iii) repay principal on the junior subordinated notes used to finance the KCL acquisition, (iv) purchase preferred units of NSP Holdings L.L.C. from certain members of management and (v) pay fees and expenses. The Company recorded a $8,914 charge to interest expense for the write-off of deferred financing fees and original issue discount and a prepayment penalty associated with the $95,000 of senior subordinated notes for the year ended December 31, 2003.

The Company’s Senior Credit Facility is secured by a first priority lien on substantially all of the Company’s property and assets. The New Senior subordinated notes are general unsecured obligations of the Company that are subordinate to borrowings under the Senior Credit Facility, Europe term loans and Arbin Seller Notes. The Senior Credit Facility and the New Senior Subordinated Notes are guaranteed by the Company’s domestic subsidiaries and by Holdings.

The Senior Credit Facility and New Senior subordinated notes contain certain covenants restricting the Company’s ability to: (i) incur additional indebtedness, (ii) dispose of property or issue capital stock, (iii) declare or pay dividends or redeem or repurchase capital stock, (iv) make capital expenditures, (v) make loans or investments, (vi) prepay, amend, or otherwise alter debt and other material agreements, (vii) transact with affiliates, and (viii) engage in sale and leaseback transactions. The Company is also subject to certain financial covenants including the maintenance of minimum interest and fixed charge coverage ratios and senior and total leverage ratios.

The Company issued an unsecured $2,924 seller note in connection with one of its acquisitions, of which $439 is outstanding at December 31, 2004. The seller note bears interest at Citibank, N.A.’s prime rate, plus 2% (7.25% at December 31, 2004) with interest payable quarterly. Principal is payable in 20 consecutive quarterly payments of approximately $146 on January 1, April 1, July 1, and October 1 of each year and commenced on October 1, 2000. All unpaid principal and accrued interest is due July 1, 2005.

In connection with the Muck Boot acquisition, the Company issued a seller note totaling $2,000. This note is an unsecured obligation and bears interest at Wall Street Journal Prime (5.25% at December 31, 2004). Outstanding principal and accrued interest on the seller note is payable in January 2007.

In connection with the Arbin acquisition, the Company issued three seller notes with an aggregate original principal balance of $2,564. Two notes in the amount of $1,026, of which $454 is outstanding at December 31, 2004, bear interest at 5.5% and are partially secured by the fixed assets and accounts receivable of North’s European operations. The third note in the amount of $1,538, of which $682 is outstanding at December 31, 2004, bears interest of 5.5% and is unsecured. Outstanding principal and accrued interest is payable on an annual basis in three equal installments that began December 2003.

The seller notes, except for the partially secured Arbin notes, which are senior, rank equally with other subordinated indebtedness.

In connection with the acquisition of KCL in July 2003, we assumed term loans of approximately $2,079. As of December 31, 2004, there was approximately $469 outstanding on these term loans. The loans bear interest ranging from 4.6% to 5.7%, with scheduled maturities through 2010. Additionally, revolving credit facilities of KCL and North Safety Products Europe B.V. permit borrowings of up to €3,090, of which  €3,090 was available at December 31, 2004.

Aggregate maturities of long-term debt at December 31, 2004, are as follows:

2005	$15,252
2006	1,333
2007	3,244
2008	1,198
2009	80,249
Thereafter	152,290
$253,566

Interest paid during the years ended December 31, 2002, 2003, and 2004 was approximately $20,252, $20,336, and $20,567, respectively.

7.  Income Taxes

Certain of the Company’s subsidiaries are subject to foreign and U.S. federal, state and local income taxes. The components of “(Loss) income before income taxes and minority interest,” for the C corporations subject to foreign and U.S. federal, state and local income taxes consist of U.S. (losses) income of $(10,460), $(840), and $11,078 and foreign income of $4,369, $3,971, and $6,107 for years ended December 31, 2002, 2003, and 2004, respectively.

The income tax expense (benefit) on income before income taxes and minority interest consists of the following:

	Year ended December 31
	2002	2003	2004
Current:
Federal	$—	$—	$207
State	429	480	171
Foreign	1,796	1,359	3,007
Total current provision	2,225	1,839	3,385
Deferred:
Federal	5,570	—	—
State	—	—	—
Foreign	—	(154)	(413)
Total deferred expense (benefit)	5,570	(154)	(413)
Income tax expense	$7,795	$1,685	$2,972

The income tax expense differs from the amount of income tax benefit computed by applying the U.S. federal income tax rate to income before income taxes and minority interest. A reconciliation of the difference is as follows:

	Year ended December 31
	2002	2003	2004
Income tax expense at statutory federal tax rate	$1,260	$3,010	$9,899
Adjustment for limited liability company income included in the return of the unit holders of Holdings	(3,561)	(1,945)	(3,894)
C corporation income tax (benefit) expense at statutory federal tax rate	(2,301)	1,065	6,005
Decrease (increase) resulting from:
State and local taxes, net of federal benefit	150	(14)	110
Foreign subsidiaries’ tax rate differences	111	218	(353)
Change in valuation allowance—U.S.	9,534	386	(3,711)
Change in valuation allowance—Foreign	137	76	415
Nondeductible depreciation, amortization and other expenses	(35)	(104)	(149)
Other	199	58	655
Income tax expense	$7,795	$1,685	$2,972

The reconciliation above excludes increases in the valuation allowance of $3,799 and $407 recorded against deferred tax assets related to comprehensive losses on the Company’s pension plans for the years ended December 31, 2003 and 2004, respectively.

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities consist of the following:

	December 31
	2003	2004
Deferred tax assets:
United States net operating loss carryforwards	$17,181	$13,828
Foreign net operating loss	1,271	1,317
Inventories—Principally obsolescence reserves	1,567	2,566
Intangibles—Principally covenant not to compete	4,224	3,598
Pensions and deferred compensation	8,614	7,901
Allowance for doubtful accounts	235	220
Other—Principally accruals	2,561	2,633
Total deferred tax asset	35,653	32,063
Less: Valuation allowance	(31,743)	(28,854)
Net deferred tax asset	3,910	3,209
Deferred tax liabilities:
Property, plant, and equipment	3,125	6,042
LIFO reserve	1,910	1,906
Interest on debt	782	—
Total deferred tax liabilities	5,817	7,948
Net deferred tax liability	$(1,907)	$(4,739)

The foreign net operating losses have no expiration date, while U.S. net operating losses expire beginning in 2018. In assessing the realizability of deferred tax assets, including the foreign net operating losses, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For the year ended December 31, 2002, due to the continued generation of operating losses and the expected timing of the reversal of certain deferred tax assets, it was determined to be most appropriate to increase the valuation allowance for net deferred tax assets. The increase in the valuation allowance increased the Company’s income tax expense by $5,570 for the year ended December 31, 2002. For the year ended December 31, 2004, the Company began to generate taxable income and utilized a portion of its net operating loss carryforward; which resulted in a decrease in the valuation allowance. The Company will continue to monitor its taxable income situation, and adjust the valuation allowance as appropriate.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $12,882 at December 31, 2004. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid during the years ended December 31, 2002, 2003 and 2004 were $1,324, $1,044 and $1,148, respectively.

8.  Employee Benefit Plans

The Company sponsors a tax-qualified, defined-benefit pension plan covering the majority of all U.S.-based employees. The pension plan’s benefits are based on years of service, employment with the Company, retirement date, and compensation or stated amounts for each year of service. The Company’s funding policy is to annually contribute amounts sufficient to meet the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

Additionally, North has two nonqualified defined-benefit pension plans covering certain former employees who were highly compensated.

The majority of the Company’s U.S.-based employees are covered by postretirement health and life insurance benefit plans. The expected cost of these benefits is recognized during the years that employees render services. Retiree contributions are required depending on the year of retirement and the number of years of service at the time of retirement.

The following table sets forth the details of the funded status of the pension and post-retirement plans, the amounts recognized in the consolidated statements of financial position, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts:

	Year ended December 31
	2003		2004
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$53,142	$1,469	$59,527	$1,400
Service cost	1,365	27	1,566	26
Interest cost	3,395	84	3,511	82
Benefits paid	(2,491)	(362)	(2,416)	(239)
Actuarial loss	4,116	182	2,506	171
Benefit obligation at December 31	$59,527	$1,400	$64,694	$1,440
Change in plan assets:
Fair value of plan assets at beginning of year	$27,662	$—	$31,520	$—
Actual return on plan assets	4,746	—	2,702	—
Employer contribution	1,603	362	6,048	239
Benefits paid	(2,491)	(362)	(2,416)	(239)
Fair value of plan assets at December 31	$31,520	$—	$37,854	$—
Reconciliation of amount recognized in the statement of financial position:
Accumulated benefit obligation	$(54,264)	$(1,400)	$(58,877)	$(1,440)
Effect of salary projection	(5,263)	—	(5,817)	—
Projected benefit obligation	(59,527)	(1,400)	(64,694)	(1,440)
Market value of assets	31,520	—	37,854	—
Funded status	(28,007)	(1,400)	(26,840)	(1,440)
Unrecognized actuarial loss	15,028	1,057	16,630	1,142
Unrecognized prior service cost	44	135	38	118
Net amount recognized at December 31	$(12,935)	$(208)	$(10,172)	$(180)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(22,744)	$(208)	$(21,023)	$(180)
Intangible asset	44	—	38	—
Accumulated other comprehensive loss	9,765	—	10,813	—
Net amount recognized at December 31	$(12,935)	$(208)	$(10,172)	$(180)

	Year ended December 31
	2003		2004
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Change in accrued benefit cost:
Accrued benefit cost at beginning of year	$11,217	$381	$12,935	$208
Net periodic benefit cost	3,321	189	3,285	211
Contributions	(1,603)	(362)	(6,048)	(239)
Accrued benefit cost at December 31	$12,935	$208	$10,172	$180
Weighted average assumptions used to determine year end benefit obligation:
Discount rate	6.00%	6.00%	5.75%	5.75%
Rate of compensation increase	4.00%	—	4.00%	—

	2002		2003		2004
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net period benefit cost:
Service cost	$1,147	$27	$1,365	$27	$1,566	$26
Interest cost	3,287	96	3,395	84	3,511	82
Expected return on plan assets	(2,645)	—	(2,303)	—	(2,683)	—
Amortization of prior service cost	36	17	5	18	5	18
Amortization of actuarial (gain) loss	3	47	859	60	886	85
Net periodic expense	$1,828	$187	$3,321	$189	$3,285	$211
Weighted-average assumptions used to determine net periodic benefit cost are as follows:
Discount rate	7.25%	7.25%	6.50%	6.50%	6.00%	6.00%
Expected return on plan assets	8.75	—	8.50	—	8.50	—
Rate of compensation increase	4.00	—	4.00	—	4.00	—

The long-term rate of return on plan assets assumption is reviewed annually. An investment model is used to determine an expected rate of return based on current investment allocation. The investment model considers past performance and forward looking assumptions for each asset class based on current market indices, key economic indicators and assumed long-term rate of inflation. The long-term rate of return assumption is adjusted, as needed, such that it falls between the 25th and 75th percentile expected return generated from the model.

The Company’s investment philosophy is to diversify the pension assets subject to a specified asset allocation policy. The Company rebalances the asset classes to stay within an acceptable range around the targeted allocation. The philosophy recognizes that the primary objective for the management of the assets is to maximize return commensurate with the level of risk undertaken. With the understanding that investment returns are largely uncertain from year to year, the basic return objective is to be achieved over an averaging period no greater than three to five years in duration. The assets are invested in both indexed funds and actively managed funds, depending on the asset class.

The Company’s plan asset allocation at December 31, 2003 and 2004, and target allocation for 2005, by asset category are as follows:

					Target Allocation 2005
	December 31,
	2003		2004
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Equity securities	62%	—%	60%	—%	60%	—%
Debt securities	38%	—%	40%	—%	40%	—%
	100%	—%	100%	—%	100%	—%

Future expected benefit payments as of December 31, 2004, is as follows:

2005	$3,040
2006	3,134
2007	3,220
2008	3,413
2009	3,575
Thereafter	21,756
$38,138

The Company expects 2005 contributions for pension and post-retirement benefits to be approximately $4,741.

The Company also sponsors defined-contribution plans covering substantially all of its U.S.-based employees. The Company’s contribution to these plans ranges from 0% to 6% of a participant’s salary. In addition, the Company may elect to make discretionary contributions to some of the plans. The amount expensed for various match provisions of the plans was $785, $829, and $907 for the years ended December 31, 2002, 2003, and 2004, respectively.

9.  Lease Commitments

The Company leases various assets whose terms and conditions qualify the obligations for treatment as capital leases.

The Company also leases certain facilities under various noncancelable operating lease agreements. Future minimum lease payments under capital and noncancelable operating leases as of December 31, 2004, are as follows:

	Capital Leases	Operating Leases
2005	$145	$4,927
2006	77	4,050
2007	—	2,772
2008	—	2,140
2009	—	1,432
Thereafter	—	1,669
Total minimum lease payments	222	$16,990
Less: Amount representing interest	15
Present value of net minimum capital lease payments	207
Less: Current portion of obligations under capital leases	132
Obligations under capital leases, excluding current installments	$75

Rent expense was $4,844, and $5,102, and $5,513 for the years ended December 31, 2002, 2003, and 2004, respectively.

10.  Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of December 31, 2004, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 847 lawsuits involving respirators manufactured and sold by it or its predecessors . The Company is also monitoring an additional 11 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 858 lawsuits represent a total of approximately 26,000 plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

In addition, the Company’s North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the Agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the Agreement to indemnify Siebe Norton and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising from products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, whose name was subsequently changed to Siebe North Inc., was subsequently acquired by the Company as part of the 1998 acquisition of the North Safety Products business from Invensys.

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants. The Company is jointly with Invensys handling the defense of all of the cases which allege exposure, including periods pre and post October 1998.  The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date.  As of December 31, 2004, Invensys has sent us requests for reimbursement totaling $120.7, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $477.2 in 2002, $660.5 in 2003, and $938.1 in 2004 .. The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.  Separately, the Company and Invensys settled one unusual case for $65 in which the Company’s settlement share was $45 (the Company’s net contribution after insurance proceeds was $25).

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the periods indicated:

	2002	2003	2004
Beginning lawsuits	363	306	680
New lawsuits	185	537	372
Settlements	(134)	(46)	(46)
Dismissals	(108)	(117)	(148)
Ending lawsuits	306	680	858

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 847 cases pending as of December 31, 2004 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of cases prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 847 complaints maintained in the Company’s records, 669 do not specify the amount of damages sought, 32 generally allege damages in excess of $50, four allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 78 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, 19 allege compensatory damages and punitive damages, each in excess of $50, 31 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one alleges compensatory damages and punitive damages, each in excess of $10, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $25, one alleges punitive damages in excess of $50, two generally allege damages in excess of $15, two generally allege damages in excess of $25, one generally alleges damages in excess of $4, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information.  Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

During the year ended December 31, 2004, the Company recorded a $1,250 liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of December 31, 2004.  This reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other dust particles, including asbestos as determined by the Company in consultation with an independent consultant.  The Company has determined that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that its insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred.  In connection with the North Safety Products acquisition, the Company recorded a $2,500 reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 31, 2003, the Company incurred charges of $200 against this reserve, which reduced the balance to $2,300.  During 2004, the Company reduced this reserve to $1,000 to reflect its current expectations of the liability based on information available and recorded a $1,300 credit to operating expenses. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

11.  Restructuring and Merger-Related Charges

During 2002, the Company initiated a restructuring plan to exit the medical products business located in Cranston, Rhode Island and close certain hand protection plants located in Tijuana, Mexico, Tallmadge, Ohio and Charleston, South Carolina and move production to China. The Company decided to exit the medical products business at that time, because the medical products business primarily served one customer, who decided to manufacture the product in-house. The Company closed its hand protection plant to increase profitability of certain low margin product lines. This restructuring resulted in the termination of approximately 105 employees who worked at these operations. The Company incurred restructuring and merger-related charges associated with the plan of $9,297, comprised of $6,345 non-cash expense relating to accelerated depreciation charges on long-lived assets to be abandoned; $1,242 in severance costs; and $1,710 in facility closure and other exit costs. The exit of the medical business was completed in 2002. The shut-down of the Tallmadge, Ohio facility was completed in 2003 and the Company completed the closure of the Charleston, South Carolina and Tijuana, Mexico plants in 2004. The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

A rollforward of the restructuring liability is as follows:

	Balance at January 1, 2003	Payments	Other	Balance at December 31, 2003	Payments	Other	Balance at December 31, 2004
Severance and relocation costs	$1,187	$(734)	$—	$453	$(367)	$—	$86
Facility exit and closure costs	1,700	(387)	32	1,345	(928)	35	452
	$2,887	$(1,121)	$32	$1,798	$(1,295)	$35	$538

12.  Related Party Transactions

The Company funds certain debt obligations, equity redemptions, and operating expenses of Holdings. A receivable from Holdings is recorded on the consolidated balance sheet under Due from NSP Holdings L.L.C. for payments made by the Company to Holdings. The receivable is considered due on demand. Through July 3, 2004, the Company believed the amounts were recoverable as Holdings has the financial ability, through an equity contribution from its members, to repay the receivable as demanded by the Company. Subsequent to July 3, 2004, the Company determined that the Due from NSP Holdings L.L.C. balance of $17,740 at December 31, 2004 would not likely be funded by NSP Holding L.L.C. and the Company reclassified the Due from NSP Holdings L.L.C. balance to member’s equity. Accordingly, payments to NSP

Holdings L.L.C. after July 3, 2004 are classified under financing activities in the statements of cash flows.  The Company funded to Holdings $1,437, $9,108, and  $1,761 for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company also funds certain tax distributions of NSP Holdings L.L.C, which are recorded as dividends through accumulated deficit.  For the year ended December 31, 2004, the Company funded $2,943 to Holdings for tax distubutions.

The Company leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, President—Fire Service. The initial term of the lease ended on February 28, 2005, and was extended through April 30, 2009. The base rent is $348 per year, payable in monthly installments. In addition, the Company must also pay American Firefighters Cooperative, Inc. all general and special assessments of every kind, as additional rent during the term of the lease. The annual rent paid was $353, $354 and $366 for the years ended December 31, 2002, 2003, and 2004, respectively.

13.  Segment Data

The Company has three reporting segments: general industrial, fire service, and utility/high voltage. General Industrial offers products to a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Servus and Ranger brand names. The product offering includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. The Company sells its general industrial products primarily through industrial distributors. Fire Service offers personal protection equipment for the fire service segment, providing firefighters head-to-toe protection. The product offering includes bunker gear, helmets, gloves and fireboots. The Company markets its products under the Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington. The Company sells its fire service products primarily through specialized fire service distributors. Utility/High Voltage offers personal protection equipment for the utility/high voltage service segment under the Salisbury and Servus brands. The product offering includes gloves, sleeves, footwear and linemen equipment. The Company distributes its utility/high voltage products through specialized distributors and direct to utilities and electrical contractors.

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/High Voltage	Corporate	Eliminations	Total
Year ended December 31, 2002
Net sales—third parties	$223,727	$58,342	$41,440	$—	$—	$323,509
Net sales—intersegment	8,441	—	262	—	(8,703)	—
Income from operations	8,995	10,532	10,424	(3,511)	—	26,440
Restructuring and merger-related charges	9,269	—	—	—	—	9,269
Interest expense	23,078	214	—	—	—	23,292
Income tax expense	7,729	66	—	—	—	7,795
Depreciation and amortization	16,558	334	1,116	609	—	18,617
Purchase of plant, property and equipment	5,889	642	666	—	—	7,197
Year ended December 31, 2003
Net sales—third parties	258,969	70,335	43,220	—	—	372,524
Net sales—intersegment	9,349	—	30	—	(9,379)	—
Income from operations	22,306	13,248	9,078	(3,780)	—	40,852
Interest expense	33,238	134	—	—	—	33,372
Income tax expense	1,600	85	—	—	—	1,685
Depreciation and amortization	10,611	367	1,161	610	—	12,749
Purchase of plant, property and equipment	6,040	592	800	—	—	7,432
Total assets	347,335	27,654	18,199	—	(14,499)	378,689
Year ended December 31, 2004
Net sales—third parties	310,357	78,881	51,042	—	—	440,280
Net sales—intersegment	9,684	—	—	—	(9,684)	—
Income from operations	31,112	14,972	11,148	(5,565)	—	51,667
Strategic alternatives	—	—	—	616	—	616
Interest expense	22,385	52	—	—	—	22,437
Income tax expense	2,734	238	—	—	—	2,972
Depreciation and amortization	9,868	413	1,482	608	—	12,371
Purchase of plant, property and equipment	5,028	480	915	—	—	6,423
Total assets	355,332	29,185	18,465	—	(14,499)	388,483

14.  Product Line Data

The following table presents net sales of the Company by product line:

	Year ended December 31
	2002	2003	2004
Protective footwear	$70,882	$88,490	$97,256
Hand protection	64,657	78,822	111,739
Eye, head and face	27,862	32,526	36,672
Respiratory	44,252	49,299	51,364
Protective garments	43,417	53,250	60,321
First aid	11,168	11,715	13,456
Hearing protection	7,649	7,396	7,869
Fall protection	9,182	11,281	13,007
Lineman equipment	22,047	24,200	28,248
Other	22,393	15,545	20,348
	$323,509	$372,524	$440,280

15.  Geographic Data

The following table presents information about the Company by geographic area:

	United States	Europe	Canada	Africa	Total Foreign	Consolidated
Year ended December 31, 2002
Net sales	$241,450	$21,811	$51,192	$9,056	$82,059	$323,509
Year ended December 31, 2003
Net sales	262,645	41,823	55,553	12,503	109,879	372,524
Long-lived assets	42,649	17,751	6,465	524	24,740	67,389
Year ended December 31, 2004
Net sales	294,605	68,357	60,296	17,022	145,675	440,280
Long-lived assets	38,480	18,236	6,376	662	25,274	63,754

16.  Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Credit Facility and the New Senior Subordinated Notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand alone basis (NSP), Norcross Capital Corp. (NCC), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company.

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2004
Current assets:
Cash and cash equivalents	$32,859	$—	$(2,780)	$5,652	$—	$35,731
Accounts receivable, net	10,940	—	27,140	23,087	—	61,167
Inventories	9,572	—	33,175	39,785	—	82,532
Deferred income taxes	—	—	—	60	—	60
Prepaid expenses and other current assets	947	—	1,281	955	—	3,183
Total current assets	54,318	—	58,816	69,539	—	182,673
Property, plant and equipment, net	4,722	—	25,964	21,123	—	51,809
Deferred financing costs, net	9,394	—	—	—	—	9,394
Goodwill, net	426	—	104,833	27,403	—	132,662
Other intangible assets, net	3,730	—	—	2,526	—	6,256
Investment in subsidiaries	167,009	—	42,555	—	(209,564)	—
Other noncurrent assets	—	—	3,689	2,000	—	5,689
Total assets	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483
Current liabilities:
Accounts payable	$3,614	$—	$7,296	$6,961	$—	$17,871
Accrued expenses	10,937	—	9,349	7,841	—	28,127
Current maturities of long-term obligations	13,358	—	567	1,327	—	15,252
Total current liabilities	27,909	—	17,212	16,129	—	61,250
Pension, post-retirement and deferred compensation	147	—	22,042	734	—	22,923
Long-term obligations	237,957	—	68	289	—	238,314
Intercompany balances	(85,816)	—	33,954	51,862	—	—
Other noncurrent liabilities	—	—	1,589	64	—	1,653
Deferred income taxes	—	—	—	4,799	—	4,799
Minority interest	—	—	—	142	—	142
	152,288	—	57,653	57,890	—	267,831
Member’s equity:
Contributed capital	116,060	—	148,417	49,280	(197,697)	116,060
Accumulated deficit	(42,447)	—	12,575	(708)	(11,867)	(42,447)
Due from NSP Holdings L.L.C.	(17,740)	—	—	—	—	(17,740)
Accumulated other comprehensive income	3,529	—	—	—	—	3,529
Total member’s equity	59,402	—	160,992	48,572	(209,564)	59,402
Total liabilities and member’s equity	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483

December 31, 2003
Current assets:
Cash and cash equivalents	$15,863	$—	$(1,995)	$2,473	$—	$16,341
Accounts receivable, net	7,839	—	25,269	20,183	—	53,291
Inventories	8,932	—	32,641	39,255	—	80,828
Deferred income taxes	—	—	—	30	—	30
Prepaid expenses and other current assets	1,916	—	1,149	768	—	3,833
Total current assets	34,550	—	57,064	62,709	—	154,323
Property, plant and equipment, net	5,979	—	29,310	20,924	—	56,213
Deferred financing costs, net	10,832	—	—	—	—	10,832
Goodwill, net	426	—	104,833	24,773	—	130,032
Other intangible assets, net	3,352	—	—	2,289	—	5,641
Due from NSP Holdings L.L.C.	16,113	—	—	—	—	16,113
Investment in subsidiaries	132,626	—	45,044	—	(177,670)	—
Other noncurrent assets	—	—	3,610	1,925	—	5,535
Total assets	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689
Current liabilities:
Accounts payable	$4,082	$—	$7,205	$6,870	$—	$18,157
Accrued expenses	11,276	—	10,044	6,517	—	27,837
Current maturities of long-term obligations	1,210	—	701	1,467	—	3,378
Total current liabilities	16,568	—	17,950	14,854	—	49,372
Pension, post-retirement and deferred compensation	—	—	23,664	654	—	24,318
Long-term obligations	251,313	—	634	1,867	—	253,814
Intercompany balances	(112,697)	—	57,122	55,575	—	—
Other noncurrent liabilities	—	—	407	23	—	430
Deferred income taxes	—	—	—	1,937	—	1,937
Minority interest	—	—	—	124	—	124
	138,616	—	81,827	60,180	—	280,623
Member’s equity:
Contributed capital	116,060	—	159,509	47,073	(206,582)	116,060
Accumulated deficit	(64,791)	—	(19,425)	(9,487)	28,912	(64,791)
Accumulated other comprehensive loss	(2,575)	—	—	—	—	(2,575)
Total member’s equity	48,694	—	140,084	37,586	(177,670)	48,694
Total liabilities and member’s equity	$203,878	$—	$239,861	$112,620	$(177,670)	$378,689

Year ended December 31, 2004
Third party	$73,831	$—	$220,774	$145,675	$—	$440,280
Intercompany	8,257	—	6,235	9,238	(23,730)	—
Net sales	82,088	—	227,009	154,913	(23,730)	440,280
Cost of goods sold	55,852	—	146,770	103,032	(23,730)	281,924
Gross profit	26,236	—	80,239	51,881	—	158,356
Operating expenses:
Selling	3,113	—	21,726	17,062	—	41,901
Distribution	3,709	—	9,056	9,687	—	22,452
General and administrative	7,657	—	21,507	12,039	—	41,203
Amortization of intangibles	279	—	—	238	—	517
Strategic alternatives	616	—	—	—	—	616
Total operating expenses	15,374	—	52,289	39,026	—	106,689
Income from operations	10,862	—	27,950	12,855	—	51,667
Other expense (income):
Interest expense	22,175	—	41	221	—	22,437
Interest income	(139)	—	(4)	(70)	—	(213)
Intercompany charges	(36,477)	—	(914)	6,480	30,911	—
Other, net	(1)	—	1,105	55	—	1,159
Income (loss) before income taxes and minority interest	25,304	—	27,722	6,169	(30,911)	28,284
Income tax expense	17	—	980	1,975	—	2,972
Minority interest	—	—	—	25	—	25
Net income (loss)	$25,287	$—	$26,742	$4,169	$(30,911)	$25,287

Year ended December 31, 2003
Third party	$67,991	$—	$194,654	$109,879	$—	$372,524
Intercompany	7,698	—	4,400	10,856	(22,954)	—
Net sales	75,689	—	199,054	120,735	(22,954)	372,524
Cost of goods sold	49,712	—	131,537	82,113	(22,954)	240,408
Gross profit	25,977	—	67,517	38,622	—	132,116
Operating expenses:
Selling	3,181	—	20,543	13,153	—	36,877
Distribution	3,265	—	8,490	6,795	—	18,550
General and administrative	6,552	—	18,099	8,603	—	33,254
Amortization of intangibles	231	—	2,259	93	—	2,583
Total operating expenses	13,229	—	49,391	28,644	—	91,264
Income from operations	12,748	—	18,126	9,978	—	40,852
Other expense (income):
Interest expense	28,484	—	4,622	266	—	33,372
Interest income	(64)	—	—	(53)	—	(117)
Intercompany charges	(22,613)	—	1,432	6,296	14,885	—
Other, net	51	—	(881)	(172)	—	(1,002)
Income (loss) before income taxes and minority interest	6,890	—	12,953	3,641	(14,885)	8,599
Income tax (benefit) expense	(27)	—	381	1,331	—	1,685
Minority interest	—	—	—	(3)	—	(3)
Net income (loss)	$6,917	$—	$12,572	$2,313	$(14,885)	$6,917

Year ended December 31, 2002
Third party	$53,185	$—	$188,265	$82,059	$—	$323,509
Intercompany	7,408	—	11,795	10,560	(29,763)	—
Net sales	60,593	—	200,060	92,619	(29,763)	323,509
Cost of goods sold	40,008	—	130,955	64,455	(29,763)	205,655
Gross profit	20,585	—	69,105	28,164	—	117,854
Operating expenses:
Selling	2,580	—	19,192	8,668	—	30,440
Distribution	2,946	—	7,790	4,441	—	15,177
General and administrative	6,787	—	17,678	6,039	—	30,504
Amortization of intangibles	216	—	3,023	—	—	3,239
Restructuring and merger-related charges	—	—	9,016	253	—	9,269
Zimbabwe subsidiary impairment charge	—	—	—	2,785	—	2,785
Total operating expenses	12,529	—	56,699	22,186	—	91,414
Income from operations	8,056	—	12,406	5,978	—	26,440
Other expense (income):
Interest expense	20,890	—	2,209	193	—	23,292
Interest income	(49)	—	(64)	(9)	—	(122)
Intercompany charges	(8,864)	—	8,868	4,608	(4,612)	—
Other, net	142	—	143	(614)	—	(329)
(Loss) income before income taxes and minority interest	(4,063)	—	1,250	1,800	4,612	3,599
Income tax expense	133	—	5,980	1,682	—	7,795
Net (loss) income	$(4,196)	$—	$(4,730)	$118	$4,612	$(4,196)

Year ended December 31, 2004
Net cash (used in) provided by operating activities	$(1,974)	$—	$26,308	$5,924	$—	$30,258
Investing activities
Purchase of businesses, net of cash acquired	(657)	—	—	(34)	—	(691)
Purchase of property, plant and equipment	(1,046)	—	(3,625)	(1,752)	—	(6,423)
Proceeds from sale of property, plant, and equipment	—	—	491	245	—	736
Due from NSP Holdings L.L.C.	(459)	—	—	—	—	(459)
Net cash used in investing activities	(2,162)	—	(3,134)	(1,541)	—	(6,837)
Financing activities
Payments for deferred financing costs	(204)	—	—	—	—	(204)
Payments of debt	(1,300)	—	(701)	(1,718)	—	(3,719)
Intercompany	26,881	—	(26,496)	(385)	—	—
Dividends to NSP Holdings L.L.C.	(2,943)	—	—	—	—	(2,943)
Due from NSP Holdings L.L.C.	(1,302)	—	—	—	—	(1,302)
Net cash provided by (used in) financing activities	21,132	—	(27,197)	(2,103)	—	(8,168)
Effect of exchange rate changes on cash	—	—	3,238	899	—	4,137
Net increase (decrease) in cash and cash equivalents	16,996	—	(785)	3,179	—	19,390
Cash and cash equivalents at beginning of year	15,863	—	(1,995)	2,473	—	16,341
Cash and cash equivalents at end of year	$32,859	$—	$(2,780)	$5,652	$—	$35,731

Year ended December 31, 2003
Net cash provided by (used in) operating activities	$8,484	$—	$20,283	$(6,086)	$—	$22,681
Investing activities
Purchase of businesses, net of cash acquired	(559)	—	—	(18,198)	—	(18,757)
Purchase of property, plant and equipment	(1,467)	—	(3,434)	(2,531)	—	(7,432)
Proceeds from sale of property, plant, and equipment	—	—	578	—	—	578
Due from NSP Holdings L.L.C.	(9,108)	—	—	—	—	(9,108)
Net cash used in investing activities	(11,134)	—	(2,856)	(20,729)	—	(34,719)
Financing activities
Payments for deferred financing costs	(13,711)	—	—	—	—	(13,711)
Proceeds from borrowings	286,539	—	—	—	—	286,539
Payments of debt	(217,973)	—	(1,094)	(1,266)	—	(220,333)
Net repayments under revolving credit facility	(29,262)	—	—	(1,698)	—	(30,960)
Intercompany	(10,386)	—	(21,945)	32,331	—	—
Net cash provided by (used in) financing activities	15,207	—	(23,039)	29,367	—	21,535
Effect of exchange rate changes on cash	—	—	5,998	(916)	—	5,082
Net increase in cash and cash equivalents	12,557	—	386	1,636	—	14,579
Cash and cash equivalents at beginning of year	3,306	—	(2,381)	837	—	1,762
Cash and cash equivalents at end of year	$15,863	$—	$(1,995)	$2,473	$—	$16,341

Year ended December 31, 2002
Net cash provided by (used in) operating activities	$6,433	$—	$18,967	$(1,388)	$—	$24,012
Investing activities
Purchase of businesses, net of cash acquired	(3,481)	—	—	(7,050)	—	(10,531)
Purchase of property, plant, and equipment	(1,880)	—	(4,105)	(1,212)	—	(7,197)
Due from NSP Holdings L.L.C.	(1,437)	—	—	—	—	(1,437)
Other	—	—	60	(60)	—	—
Net cash used in investing activities	(6,798)	—	(4,045)	(8,322)	—	(19,165)
Financing activities
Payments for deferred financing costs	—	—	(44)	—	—	(44)
Proceeds from borrowings	2,000	—	(22)	2,586	—	4,564
Payments of debt	(900)	—	(791)	(564)	—	(2,255)
Net repayments under revolving credit facility	(9,000)	—	(1)	(2,428)	—	(11,429)
Intercompany	4,917	—	(9,063)	1,146	3,000	—
Capital contribution	3,000	—	(3,000)	6,000	(3,000)	3,000
Net cash provided by (used in) financing activities	17	—	(12,921)	6,740	—	(6,164)
Effect of exchange rate changes on cash	—	—	(2,014)	3,324	1,310
Net (decrease) increase in cash and cash equivalents	(348)	—	(13)	354	—	(7)
Cash and cash equivalents at beginning of year	3,654	—	(2,368)	483	—	1,769
Cash and cash equivalents at end of year	$3,306	$—	$(2,381)	$837	$—	$1,762

17.  Quarterly Results (Unaudited)

The following tables contain selected unaudited consolidated statements of operations information for each quarter of 2003 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year ended December 31, 2003
	Quarter ended December 31	Quarter ended September 27	Quarter ended June 28	Quarter ended March 29
Net sales	$102,690	$93,022	$90,997	$85,815
Gross profit	34,352	33,596	33,266	30,902
Net (loss) income	7,100	(6,671)	4,187	2,301

	Year ended December 31, 2004
	Quarter ended December 31	Quarter ended October 2	Quarter ended July 3	Quarter ended April 3
Net sales	$109,694	$114,508	$107,005	$109,073
Gross profit	39,898	39,712	38,380	40,366
Net income (loss)	6,001	6,715	5,244	7,327

18. Strategic Alternatives

The Company had previously announced that it was in the process of exploring strategic alternatives, including a possible sale of the Company.  A decision was made by the Company in 2004 to terminate this process and therefore it has expensed $616 in associated costs (primarily consisting of professional service fees) for the year ended December 31, 2004.  These costs are reflected in operating expenses as strategic alternatives.

SCHEDULE II — VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES (IN THOUSANDS)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of year
Reserve for inventory obsolescence for the year ended December 31, 2002	3,402	665	119	(250)	3,936

Reserve for inventory obsolescence for the year ended December 31, 2003	3,936	1,403	587	(639)	5,287

Reserve for inventory obsolescence for the year ended December 31, 2004	5,287	4,263	249	(499)	9,300

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of year
Allowances for uncollectible accounts for the year ended December 31, 2002	2,089	1,189	(335)	(877)	2,066

Allowances for uncollectible accounts for the year ended December 31, 2003	2,066	193	624	(390)	2,493

Allowances for uncollectible accounts for the year ended December 31, 2004	2,493	140	52	(622)	2,063

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of Norcross Safety Products L.L.C., is incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-4, filed on November 14, 2003.

3.2

Second Amended and Restated Limited Liability Company Agreement of Norcross Safety Products L.L.C., is incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.1

Registration Rights Agreement dated as of August 13, 2003, by and among Norcross Safety Products L.L.C., Norcross Capital Corp., the Guarantors signatory thereto, and CIBC World Markets Corp., Lehman Brothers Inc., and Fleet Securities,  Inc., is incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.2

Second Amended and Restated Credit Agreement, dated as of March 20, 2003, by and among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., and North Safety Products Ltd., as borrowers, the guarantors party thereto, the lenders party thereto, and Fleet National Bank, as administrative agent, is incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.3

First Amendment and Consent, dated July 24, 2003, to the Second Amended and Restated Credit Agreement among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., and North Safety Products Ltd., as borrowers, the guarantors party thereto, the lenders party thereto, and Fleet National Bank, as administrative agent, is incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.4

Second Amendment, dated September 25, 2003, to the Second Amended and Restated Credit Agreement among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., and North Safety Products Ltd., as borrowers, the guarantors party thereto, the lenders party thereto, and Fleet National Bank, as administrative agent, is incorporated herein by reference to Exhibit 10.4 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.5

Third Amendment to the Second Amended and Restated Credit Agreement, dated as of October 4, 2004, by Norcross Safety Products L.L.C., North Safety Products, Inc., Morning Pride Manufacturing L.L.C., North Safety Products Ltd., Canadian Imperial Bank of Commerce as Syndication Agent, General Electric Capital Corporation as Documentation Agent, Fleet National Bank as Administrative Agent and the various lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 4, 2004.

10.6

Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of December 29, 2004, by Norcross Safety Products L.L.C., North Safety Products, Inc., Morning Pride Manufacturing L.L.C., North Safety Products Ltd., Canadian Imperial Bank of Commerce as Syndication Agent, General Electric Capital Corporation as Documentation Agent, Fleet National Bank as Administrative Agent and the various lenders party thereto in incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 29, 2004.

10.7

Lease Agreement by and between Morning Pride Manufacturing L.L.C. and American Firefighter Cooperative, Inc. regarding property located in Dayton, Ohio, is incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.8

NSP Holdings L.L.C. Non-Negotiable Subordinated Promissory Note in favor of Claude L. Roberge, is incorporated herein by reference to Exhibit 10.6 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.9	Morning Pride Manufacturing L.L.C. Guaranteed, Unsecured Promissory Note, is incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.10	Amendment No. 1 to Guaranteed, Unsecured Promissory Note, is incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.11	Management Services Agreement, dated as of August 12, 1994 by and between Kächele-Cama Latex GmbH and Volker H. Laitsch.

*10.12

Employment Agreement, dated as of June 25, 2001, by and between Charles S. Ellis and North Safety Products Inc, is incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.13

Employment Agreement, dated as of January 1, 2002, by and between Robert A. Peterson and Norcross Safety Products L.L.C., is incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.14

Employment Agreement, dated as of January 1, 2002, by and between David F. Myers, Jr. and Norcross Safety Products L.L.C., is incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.15

Employment Agreement, dated as of August 1999, by and between Kenneth R. Martell and W.H. Salisbury and Company, is incorporated herein by reference to Exhibit 10.12 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.16

Amended and Restated Employment Agreement, dated as of February 17, 2000, by and between Claude L. Roberge and Arkon Safety Equipment Inc. is incorporated herein by reference to Exhibit 10.13 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.17

Consulting Agreement, dated as of September 30, 2004, by and among North Safety Products Ltd. and Claude L. Roberge, is incorporated herein by reference to Exhibit 10.1 to our Form 10-Q, filed on October 1, 2004.

10.18

Lease Agreement by and between Norcross Safety Products L.L.C. and MRCI, Inc. regarding property located in Rock Island, Illinois, is incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.19

Share Sale and Purchase Agreement, dated as of June 10, 2003, between North Safety Products Holding GmbH and the shareholders of Kächele-Cama Latex GmbH, is incorporated herein by reference to Exhibit 10.15 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.20

Share Purchase Agreement, dated September 1, 1998, by and among Norcross Safety Products L.L.C., Siebe Plc, Siebe International Limited, Deutsche Siebe Gmbh, and Siebe Inc, is incorporated herein by reference to Exhibit 10.16 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.21	Amendment and Assignment of the Siebe Share Purchase Agreement, is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.22	NSP Holdings L.L.C. Unit Appreciation Rights Plan, is incorporated herein by reference to Exhibit 10.18 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.23	Option Agreement by and between David F. Myers, Jr. and NSP Holdings L.L.C., is incorporated herein by reference to Exhibit 10.19 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.24	Option Agreement by and between Robert A. Peterson and NSP Holdings L.L.C., is incorporated herein by reference to Exhibit 10.20 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.25	Amended and Restated Registration Rights Agreement, is incorporated herein by reference to Exhibit 10.21 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.26

Amended and Restated Limited Liability Company Agreement of NSP Holdings L.L.C., is incorporated herein by reference to Exhibit 10.22 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.27

First Amendment to the Amended and Restated Limited Liability Company Agreement of NSP Holdings L.L.C., is incorporated herein by reference to Exhibit 10.23 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.28

Second Amendment to the Amended and Restated Limited Liability Company Agreement of NSP Holdings L.L.C., is incorporated herein by reference to Exhibit 10.24 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.29	Second Amended and Restated Limited Liability Company Agreement of NSP Holdings L.L.C., is incorporated herein by reference to Exhibit 3.1 to our Form 10-Q, filed on August 13, 2004.

10.30	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of NSP Holdings L.L.C.

10.31

Promissory note, dated October 2, 1998, made by David F. Myers, Jr. in favor of NSP Holdings L.L.C., in the amount of $342,123, is incorporated herein by reference to Exhibit 10.25 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.32

Promissory note, dated October 2, 1998, made by Robert A. Peterson in favor of NSP Holdings L.L.C., in the amount of $543,053, is incorporated herein by reference to Exhibit 10.26 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.33

Promissory note, dated February 17, 2000, made by David F. Myers, Jr. in favor of NSP Holdings L.L.C., in the amount of $345,142, is incorporated herein by reference to Exhibit 10.27 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.34

Promissory note, dated February 17, 2000, made by Robert A. Peterson. in favor of NSP Holdings L.L.C., in the amount of $556,671, is incorporated herein by reference to Exhibit 10.28 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.35

Agreement, dated December 14, 1982, by and among Siebe Norton, Inc., Norton Company and Siebe Gorman Holdings PLC, is incorporated herein by reference to Exhibit 10.29 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.36

Cooperation Agreement, made as of January 10, 1983, by and between Siebe Norton, Inc. and Norton Company, is incorporated herein by reference to Exhibit 10.30 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.37

Indenture, dated as of August 13, 2003, by and between Norcross Safety Products L.L.C., Norcross Capital Corp., the Guarantors named therein and Wilmington Trust Company as Trustee, is incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.38	Form of 9 7/8% Senior Subordinated Notes due 2011, Series B (1), is incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.39

Form of Guarantee issued by the Guarantors of our 9 7/8% Senior Subordinated Notes, due 2011, is incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-4, filed on November 14, 2003.

*10.40	Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and Robert A. Peterson is incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed on August 13, 2004.

*10.41	Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and David F. Myers, Jr. is incorporated herein by reference to Exhibit 10.2 to our Form 10-Q filed on August 13, 2004.

*10.42

Form of Class E Unit Purchase Agreement entered into between NSP Holdings L.L.C. and each person listed on Exhibit A to such form Agreement as of the dates and with respect to the number of Class E Units set forth on such Exhibit is incorporated herein by reference to Exhibit 10.3 to our Form 10-Q filed on August 13, 2004.

10.43	CIVC Registration Rights Agreement, dated as of January 7, 2005, by and between NSP Holdings LLC., NSP Holdings Capital Corp., and CIVC Partners Fund, L.P.

14.1	Norcross Safety Products L.L.C. Code of Ethics.

21.1	Subsidiaries of Registrant

31.1	Certification of Robert A. Peterson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David F. Myers, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Peterson and David F. Myers, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.