Form 10-Q
period 2005-04-02
NORCROSS SAFETY PRODUCTS LLC
filed 2005-05-13
CIK 1264010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

On May 11, 2005 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended April 2, 2005

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	December 31, 2004 (1)	April 2, 2005
Assets
Current assets:
Cash and cash equivalents	$35,731	$16,922
Accounts receivable, less allowance of $2,063 and $2,165 in 2004 and 2005, respectively	61,167	69,707
Inventories	82,532	83,503
Deferred income taxes	60	60
Prepaid expenses and other current assets	3,183	2,980
Total current assets	182,673	173,172
Property, plant, and equipment, net	51,809	49,581
Deferred financing costs, net	9,394	8,934
Goodwill, net	132,662	132,986
Other intangible assets, net	6,256	6,080
Other noncurrent assets	5,689	5,491
Total assets	$388,483	$376,244

Liabilities and member’s equity
Current liabilities:
Accounts payable	$17,871	$20,315
Accrued expenses	28,127	20,596
Current maturities of long-term obligations	15,252	2,690
Total current liabilities	61,250	43,601
Pension, post-retirement, and deferred compensation	22,923	22,937
Long-term obligations	238,314	237,889
Other noncurrent liabilities	1,653	1,646
Deferred income taxes	4,799	5,036
Minority interest	142	139
	267,831	267,647
Member’s equity:
Contributed capital	116,060	116,060
Accumulated deficit	(42,447)	(34,155)
Due from NSP Holdings L.L.C.	(17,740)	(17,918)
Accumulated other comprehensive income	3,529	1,009
Total member’s equity	59,402	64,996
Total liabilities and member’s equity	$388,483	$376,244

(1)          December 31, 2004 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended
	April 3, 2004	April 2, 2005
Net sales	$109,073	$120,423
Cost of goods sold	68,707	75,602
Gross profit	40,366	44,821
Operating expenses:
Selling	10,404	11,857
Distribution	5,368	6,274
General and administrative	9,968	10,943
Amortization of intangibles	126	142
Total operating expenses	25,866	29,216
Income from operations	14,500	15,605
Other expense (income):
Interest expense	5,636	5,599
Interest income	(35)	(250)
Other, net	534	386
Income before income taxes and minority interest	8,365	9,870
Income tax expense	1,033	1,574
Minority interest	5	4
Net income	$7,327	$8,292

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Three months ended
	April 3, 2004	April 2, 2005
Operating activities
Net income	$7,327	$8,292
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,853	2,705
Amortization of intangibles	126	142
Amortization of deferred financing costs	441	461
Amortization of original issue discount	22	25
Deferred income taxes	(46)	237
Minority interest	5	4
Changes in operating assets and liabilities:
Accounts receivable	(9,029)	(8,540)
Inventories	(1,315)	(969)
Prepaid expenses and other current assets	(388)	220
Other noncurrent assets	(30)	73
Accounts payable	202	2,445
Accrued expenses	(7,229)	(7,533)
Pension, postretirement, and deferred compensation	787	14
Other noncurrent liabilities	(2)	(6)
Other	3	(6)
Net cash used in operating activities	(6,273)	(2,436)

Investing activities
Purchase of businesses, net of cash acquired	(112)	(431)
Purchases of property, plant, and equipment	(1,507)	(1,327)
Due from NSP Holdings L.L.C.	(178)	(178)
Net cash used in investing activities	(1,797)	(1,936)

Financing activities
Payments of debt	(937)	(13,013)
Net cash used in financing activities	(937)	(13,013)
Effect of exchange rate changes on cash	(474)	(1,424)
Net decrease in cash and cash equivalents	(9,481)	(18,809)
Cash and cash equivalents at beginning of period	16,341	35,731
Cash and cash equivalents at end of period	$6,860	$16,922

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2005. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2004 consolidated financial statements.

Certain account balances have been reclassified from the prior year to conform with current year presentation.

2.              Inventories

Inventories consist of the following:

	December 31, 2004	April 2, 2005
At FIFO cost:
Raw materials	$21,726	$24,393
Work in process	10,419	10,973
Finished goods	52,045	49,795
	84,190	85,161
Adjustment to LIFO cost	(1,658)	(1,658)
	$82,532	$83,503

3.              Debt

The Company’s debt consists of the following:

	December 31, 2004	April 2, 2005
Revolving credit facilities	$—	$—
Term loan	97,725	85,200
Senior subordinated notes	152,500	152,500
European term loans	469	358
Arbin seller notes	454	430
Subordinated seller notes	3,121	2,801
Capital lease obligations	207	175
Unamortized discount on senior subordinated notes	(910)	(885)
	253,566	240,579
Less: Current maturities of long-term obligations	15,252	2,690
	$238,314	$237,889

Aggregate maturities of long-term debt as of April 2, 2005, are as follows:

2006	$2,690
2007	3,293
2008	1,223
2009	81,197
2010	34
Thereafter	152,142
$240,579

4.              Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Three months ended April 3, 2004		Three months ended April 2, 2005
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$373	$7	$417	$6
Interest cost	872	20	905	20
Expected return on plan assets	(668)	—	(777)	—
Amortization of prior service cost	1	4	1	4
Amortization of actuarial loss	212	21	284	22
	$790	$52	$830	$52

5.              Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of April 2, 2005, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 864 lawsuits involving respirators manufactured and sold by it or its predecessors . The Company is also monitoring an additional 11 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 875 lawsuits represent a total of approximately 26,300 plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after its October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants. The Company is jointly with Invensys handling the defense of all of the cases which allege exposure, including periods pre and post October 1998.  The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date.  As of April 2, 2005, Invensys has sent us requests for reimbursement totaling $147, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $4 for the three months ended April 2, 2005 . The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the three months ended April 2, 2005:

Beginning lawsuits	858
New lawsuits	66
Settlements	(3)
Dismissals and other	(46)
Ending lawsuits	875

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 864 cases pending as of April 2, 2005 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 864 complaints maintained in the Company’s records, 648 do not specify the amount of damages sought, 41 generally allege damages in excess of $50, three allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25, three generally allege damages in excess of $100, 19 allege compensatory damages and punitive damages, each in excess of $50, 29 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one alleges compensatory damages and punitive damages, each in excess of $10, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $25, one alleges punitive damages in excess of $50, 18 generally allege damages in excess of $15, three generally allege damages in excess of $25, one generally alleges damages in excess of $4, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information.  Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Company recorded a $1,250 liability and charge to operating expenses to establish a reserve for respiratory claims during the year ended December 31, 2004, which remains outstanding as of April 2, 2005.  The Company believes that this reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by the Company in consultation with an independent consultant.  The Company believes that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred.  In connection with the North Safety Products acquisition, the Company recorded a $2,500 reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 31, 2003, the Company incurred charges of $200 against this reserve, which reduced the balance to $2,300.  During 2004, the Company reduced this reserve to $1,000 to reflect its current expectations of the liability based on information available and recorded a $1,300 credit to operating expenses. The $1,000 reserve remains outstanding as of April 2, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

6.              Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Three Months Ended April 3, 2004
Net sales—third parties	$76,464	$20,293	$12,316	$—	$—	$109,073
Net sales—intersegment	2,722	—	—	—	(2,722)	—
Income (loss) from operations	8,946	3,941	2,717	(1,104)	—	14,500
Three Months Ended April 2, 2005
Net sales—third parties	83,220	23,000	14,203	—	—	120,423
Net sales—intersegment	2,558	—	—	—	(2,558)	—
Income (loss) from operations	8,812	4,381	3,685	(1,273)	—	15,605

7.              Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee its senior credit facility and the senior subordinated notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
April 2, 2005
Current assets:
Cash and cash equivalents	$17,549	$—	$(3,020)	$2,393	$—	$16,922
Accounts receivable, net	10,901	—	33,068	25,738	—	69,707
Inventories	9,083	—	35,112	39,308	—	83,503
Deferred income taxes	—	—	—	60	—	60
Prepaid expenses and other current assets	1,028	—	1,112	840	—	2,980
Total current assets	38,561	—	66,272	68,339	—	173,172
Property, plant, and equipment, net	4,579	—	25,404	19,598	—	49,581
Deferred financing costs, net	8,934	—	—	—	—	8,934
Goodwill, net	426	—	105,091	27,469	—	132,986
Other intangible assets, net	3,775	—	—	2,305	—	6,080
Investment in subsidiaries	173,702	—	41,908	—	(215,610)	—
Other noncurrent assets	—	—	3,650	1,841	—	5,491
Total assets	$229,977	$—	$242,325	$119,552	$(215,610)	$376,244
Current liabilities:
Accounts payable	$2,707	$—	$10,841	$6,767	$—	$20,315
Accrued expenses	5,922	—	6,947	7,727	—	20,596
Current maturities of long-term obligations	1,198	—	276	1,216	—	2,690
Total current liabilities	9,827	—	18,064	15,710	—	43,601
Pension, post-retirement, and deferred compensation	141	—	22,104	692	—	22,937
Long-term obligations	237,617	—	35	237	—	237,889
Intercompany balances	(82,604)	—	32,495	50,109	—	—
Other noncurrent liabilities	—	—	1,593	53	—	1,646
Deferred income taxes	—	—	—	5,036	—	5,036
Minority interest	—	—	—	139	—	139
	155,154	—	56,227	56,266	—	267,647
Member’s equity:
Contributed capital	116,060	—	148,417	49,280	(197,697)	116,060
Accumulated deficit	(34,155)	—	19,617	(1,704)	(17,913)	(34,155)
Due from NSP Holdings L.L.C.	(17,918)	—	—	—	—	(17,918)
Accumulated other comprehensive loss	1,009	—	—	—	—	1,009
Total member’s equity	64,996	—	168,034	47,576	(215,610)	64,996
Total liabilities and member’s equity	$229,977	$—	$242,325	$119,552	$(215,610)	$376,244

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
December 31, 2004
Current assets:
Cash and cash equivalents	$32,859	$—	$(2,780)	$5,652	$—	$35,731
Accounts receivable, net	10,940	—	27,140	23,087	—	61,167
Inventories	9,572	—	33,175	39,785	—	82,532
Deferred income taxes	—	—	—	60	—	60
Prepaid expenses and other current assets	947	—	1,281	955	—	3,183
Total current assets	54,318	—	58,816	69,539	—	182,673
Property, plant and equipment, net	4,722	—	25,964	21,123	—	51,809
Deferred financing costs, net	9,394	—	—	—	—	9,394
Goodwill, net	426	—	104,833	27,403	—	132,662
Other intangible assets, net	3,730	—	—	2,526	—	6,256
Investment in subsidiaries	167,009	—	42,555	—	(209,564)	—
Other noncurrent assets	—	—	3,689	2,000	—	5,689
Total assets	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483
Current liabilities:
Accounts payable	$3,614	$—	$7,296	$6,961	$—	$17,871
Accrued expenses	10,937	—	9,349	7,841	—	28,127
Current maturities of long-term obligations	13,358	—	567	1,327	—	15,252
Total current liabilities	27,909	—	17,212	16,129	—	61,250
Pension, post-retirement and deferred compensation	147	—	22,042	734	—	22,923
Long-term obligations	237,957	—	68	289	—	238,314
Intercompany balances	(85,816)	—	33,954	51,862	—	—
Other noncurrent liabilities	—	—	1,589	64	—	1,653
Deferred income taxes	—	—	—	4,799	—	4,799
Minority interest	—	—	—	142	—	142
	152,288	—	57,653	57,890	—	267,831
Member’s equity:
Contributed capital	116,060	—	148,417	49,280	(197,697)	116,060
Accumulated deficit	(42,447)	—	12,575	(708)	(11,867)	(42,447)
Due from NSP Holdings L.L.C.	(17,740)	—	—	—	—	(17,740)
Accumulated other comprehensive income	3,529	—	—	—	—	3,529
Total member’s equity	59,402	—	160,992	48,572	(209,564)	59,402
Total liabilities and member’s equity	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three Months Ended April 2, 2005
Third party	$17,941	$—	$60,980	$41,502	$—	$120,423
Intercompany	2,201	—	2,148	2,340	(6,689)	—
Net sales	20,142	—	63,128	43,842	(6,689)	120,423
Cost of goods sold	13,213	—	40,527	28,551	(6,689)	75,602
Gross profit	6,929	—	22,601	15,291	—	44,821
Operating expenses:
Selling	963	—	5,657	5,237	—	11,857
Distribution	1,105	—	2,382	2,787	—	6,274
General and administrative	1,931	—	5,944	3,068	—	10,943
Amortization of intangibles	79	—	—	63	—	142
Total operating expenses	4,078	—	13,983	11,155	—	29,216
Income from operations	2,851	—	8,618	4,136	—	15,605
Other expense (income):
Interest expense	5,551	—	11	37	—	5,599
Interest income	(226)	—	—	(24)	—	(250)
Intercompany charges	(10,761)	—	(495)	1,697	9,559	—
Other, net	(5)	—	(3)	394	—	386
Income (loss) before income taxes and minority interest	8,292	—	9,105	2,032	(9,559)	9,870
Income tax expense	—	—	94	1,480	—	1,574
Minority interest	—	—	—	4	—	4
Net income (loss)	$8,292	$—	$9,011	$548	$(9,559)	$8,292

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three months ended April 3, 2004
Third party	$17,492	$—	$55,799	$35,782	$—	$109,073
Intercompany	2,318	—	1,749	2,508	(6,575)	—
Net sales	19,810	—	57,548	38,290	(6,575)	109,073
Cost of goods sold	12,847	—	37,096	25,339	(6,575)	68,707
Gross profit	6,963	—	20,452	12,951	—	40,366
Operating expenses:
Selling	931	—	5,333	4,140	—	10,404
Distribution	938	—	2,136	2,294	—	5,368
General and administrative	1,847	—	5,119	3,002	—	9,968
Amortization of intangibles	66	—	—	60	—	126
Total operating expenses	3,782	—	12,588	9,496	—	25,866
Income from operations	3,181	—	7,864	3,455	—	14,500
Other expense (income):
Interest expense	5,560	—	17	59	—	5,636
Interest income	(31)	—	—	(4)	—	(35)
Intercompany charges	(9,639)	—	460	858	8,321	—
Other, net	—	—	9	525	—	534
Income (loss) before income taxes and minority interest	7,291	—	7,378	2,017	(8,321)	8,365
Income tax (benefit) expense	(36)	—	(33)	1,102	—	1,033
Minority interest	—	—	—	5	—	5
Net income (loss)	$7,327	$—	$7,411	$910	$(8,321)	$7,327

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three months ended April 2, 2005
Operating activities
Net cash (used in) provided by operating activities	$(5,525)	$—	$3,605	$(516)	$—	$(2,436)
Investing activities
Purchase of businesses, net of cash acquired	(126)	—	(275)	(30)	—	(431)
Purchase of property, plant, and equipment	(169)	—	(811)	(347)	—	(1,327)
Due from NSP Holdings L.L.C.	(178)	—	—	—	—	(178)
Net cash used in investing activities	(473)	—	(1,086)	(377)	—	(1,936)
Financing activities
Payments of debt	(12,525)	—	(324)	(164)	—	(13,013)
Intercompany	3,213	—	(1,460)	(1,753)	—	—
Net cash used in financing activities	(9.312)	—	(1,784)	(1,917)	—	(13,013)
Effect of exchange rate changes on cash	—	—	(975)	(449)	—	(1,424)
Net decrease in cash and cash equivalents	(15,310)	—	(240)	(3,259)	—	(18,809)
Cash and cash equivalents at beginning of period	32,859	—	(2,780)	5,652	—	35,731
Cash and cash equivalents at end of period	$17,549	$—	$(3,020)	$2,393	$—	$16,922

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Three months ended April 3, 2004
Operating activities
Net cash (used in) provided by operating activities	$(9,180)	$—	$3,406	$(499)	$—	$(6,273)
Investing activities
Purchase of businesses, net of cash acquired	(97)	—	—	(15)	—	(112)
Purchase of property, plant, and equipment	(212)	—	(908)	(387)	—	(1,507)
Due from NSP Holdings L.L.C.	(178)	—	—	—	—	(178)
Net cash used in investing activities	(487)	—	(908)	(402)	—	(1,797)
Financing activities
Payments of debt	(325)	—	(320)	(292)	—	(937)
Intercompany	2,705	—	(1,889)	(816)	—	—
Net cash provided by (used in) financing activities	2,380	—	(2,209)	(1,108)	—	(937)
Effect of exchange rate changes on cash	—	—	(916)	442	—	(474)
Net decrease in cash and cash equivalents	(7,287)	—	(627)	(1,567)	—	(9,481)
Cash and cash equivalents at beginning of period	15,863	—	(1,989)	2,467	—	16,341
Cash and cash equivalents at end of period	$8,576	$—	(2,616)	$900	$—	$6,860

8. Comprehensive Income

Total comprehensive income for the three months ended April 3, 2004 and April 2, 2005 amounted to $5,928 and $5,772, respectively.

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

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended April 3, 2004 and April 2, 2005. The data for the three months ended April 3, 2004 and April 2, 2005 have been derived from our historical unaudited financial statements.

	Three Months Ended
	April 3, 2004	April 2, 2005
	(dollars in thousands)
Net sales:
General industrial	$76,464	$83,220
Fire service	20,293	23,000
Utility/high voltage	12,316	14,203
Total net sales	109,073	120,423
Cost of goods sold	68,707	75,602
Gross profit	40,366	44,821
Operating expenses	25,866	29,216
Income from operations:
General industrial	8,946	8,812
Fire service	3,941	4,381
Utility/high voltage	2,717	3,685
Corporate	(1,104)	(1,273)
Total income from operations	14,500	15,605
Other expense (income):
Interest expense	5,636	5,599
Interest income	(35)	(250)
Other, net	534	386
Income before income taxes and minority interest	8,365	9,870
Income tax expense	1,033	1,574
Minority interest	5	4
Net income	$7,327	$8,292

	Three Months Ended
	April 3, 2004	April 2, 2005
	(as a percentage of net sales)
Net sales:
General industrial	70.1%	69.1%
Fire service	18.6%	19.1%
Utility/high voltage	11.3%	11.8%
Total net sales	100.0%	100.0%
Cost of goods sold	63.0%	62.8%
Gross profit	37.0%	37.2%
Operating expenses	23.7%	24.3%
Income from operations:
General industrial	8.2%	7.3%
Fire service	3.6%	3.6%
Utility/high voltage	2.5%	3.1%
Corporate	(1.0)%	(1.1)%
Total income from operations	13.3%	12.9%
Other expense (income):
Interest expense	5.2%	4.6%
Interest income	(0.0)%	(0.2)%
Other, net	0.5%	0.3%
Income before income taxes and minority interest	7.6%	8.2%
Income tax expense	0.9%	1.3%
Minority interest	0.0%	0.0%
Net income	6.7%	6.9%

Three Months Ended April 2, 2005 as Compared to Three Months Ended April 3, 2004

Net sales. Net sales increased by $11.3 million, or 10.4%, from $109.1 million for the three months ended April 3, 2004 to $120.4 million for the three months ended April 2, 2005. In our general industrial segment, net sales increased by $6.7 million, or 8.8%, from $76.5 million for the three months ended April 3, 2004 to $83.2 million for the three months ended April 2, 2005. This increase was primarily due to: higher net sales in the United States of $1.0, overall organic growth in our Canadian and European operations of $2.8 million, and favorable exchange rates, which had an impact of $2.7 million. In our fire service segment, net sales increased by $2.7 million, or 13.3%, from $20.3 million for the three months ended April 3, 2004 to $23.0 million for the three months ended April 2, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $1.9 million, or 15.3%, from $12.3 million for the three months ended April 3, 2004 to $14.2 million for the three months ended April 2, 2005 primarily driven by strong market demand and new product penetration.

Gross profit. Gross profit increased by $4.4 million, or 11.0%, from $40.4 million for the three months ended April 3, 2004 to $44.8 million for the three months ended April 2, 2005, primarily due to the $11.3 million, or 10.4%, increase in net sales. Our gross profit margin of 37.2% for the three months ended April 2, 2005 was favorable to the 37.0% gross profit margin for the three months ended April 3, 2004. In our general industrial segment, gross profit increased by $2.5 million, or 8.7%, from $29.0 million for the three months ended April 3, 2004 to $31.5 million for the three months ended April 2, 2005. This increase was primarily due to the overall net sales increase of $6.7 million, or 8.8%, and favorable exchange rates which had an impact of $1.0 million.

In our fire service segment, gross profit increased by $0.7 million, or 11.5%, from $6.7 million for the three months ended April 3, 2004 to $7.4 million for the three months ended April 2, 2005, primarily due to the $2.7 million, or 13.3% increase in net sales. In our utility/high voltage segment, gross profit increased by $1.2 million, or 24.4%, from $4.8 million for the three months ended April 3, 2004 to $6.0 million for the three months ended April 2, 2005, primarily due to the $1.9 million, or 15.3% increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $3.4 million, or 13.0%, from $25.8 million for the three months ended April 3, 2004 to $29.2 million for the three months ended April 2, 2005. In our general industrial segment, operating expenses increased by $2.7 million, or 13.3%, from $20.0 million for the three months ended April 3, 2004 to $22.7 million for the three months ended April 2, 2005, primarily due to higher exchange rates, which had an impact of $0.7 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $6.7 million, or 8.8% increase in net sales. In our fire service segment, operating expenses increased $0.3 million, or 12.0%, from $2.7 million for the three months ended April 3, 2004 to $3.0 million for the three months ended April 2, 2005, primarily due to additional variable selling expenses associated with the $2.7 million, or 13.3%, increase in net sales. In our utility/high voltage segment, operating expenses increased by $0.2 million, or 9.7%, from $2.1 million for the three months ended April 3, 2004 to $2.3 million for the three months ended April 2, 2005, primarily due to higher selling expenses. Our corporate expense increased $0.2 million, or 15.3%, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $1.1 million, or 7.6%, from $14.5 million for the three months ended April 3, 2004 to $15.6 million for the three months ended April 2, 2005. As a percentage of net sales, income from operations decreased from 13.3% for the three months ended April 3, 2004 to 12.9% for the three months ended April 2, 2005. In our general industrial segment, income from operations decreased by $0.1 million, or 1.5%, from $8.9 million for the three months ended April 3, 2004 to $8.8 million for the three months ended April 2, 2005 as higher net sales of $6.7 million, or 8.8%, were offset by higher overall operating expenses. In our fire service segment, income from operations increased by $0.4 million, or 11.2%, from $4.0 million for the three months ended April 3, 2004 to $4.4 million for the three months ended April 2, 2005, primarily due to the $2.7 million, or 13.3%, increase in net sales. In our utility/high voltage segment, income from operations increased by $1.0 million, or 35.6%, from $2.7 million for the three months ended April 3, 2004 to $3.7 million for the three months ended April 2, 2005, primarily due to higher net sales of $1.9 million, or 15.3% and improved manufacturing performance. Our corporate expenses increased $0.2 million, or 15.3%, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the three months ended April 2, 2005 and April 3, 2004 were depreciation and amortization expenses of $2.8 million and $3.0 million, respectively. Of these amounts, $2.3 million, $0.1 million, and $0.4 million were attributable to the general industrial, fire service, and utility/high voltage segments, respectively, for the three months ended April 2, 2005 and $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to the general industrial, fire service, utility/high voltage, and corporate segments for the three months ended April 3, 2004.

Interest expense. Interest expense was consistent at $5.6 million for the three months ended April 3, 2004 and the three months ended April 2, 2005. Interest expense incurred by NSP and the subsidiary guarantors totaled $5.6 million for both the three months ended April 3, 2004 and the three months ended April 2, 2005.

Other, net. Other, net decreased by $0.1 from $0.5 million for the three months ended April 3, 2004 to $0.4 million for the three months ended April 2, 2005.

Income tax expense. Income tax expense increased by $0.6 million, from $1.0 million for the three months ended April 3, 2004 to $1.6 million for the three months ended April 2, 2005, as a result of higher income tax expense levels at foreign operations.

Net income. Net income increased by $1.0 million, or 13.2%, from $7.3 million for the three months ended April 3, 2004 to $8.3 million for the three months ended April 2, 2005. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the three months ended April 2, 2005 and April 3, 2004, cash used in operating activities was $2.4 million and $6.3 million, respectively. The $3.9 million improvement was primarily attributable to the $1.1 increase in income from operations and favorable working capital activity.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $1.3 million for the three months ended April 2, 2005 and $1.5 million for the three months ended April 3, 2004. During the three months ended April 2, 2005 and April 3, 2004, we funded cash to NSP Holdings L.L.C. of $0.2 million.

As of April 2, 2005, we had working capital of $129.6 million and cash of $16.9 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the three months ended April 2, 2005, net cash used in financing activities was $13.0 million, representing payments on long term debt obligations, including an excess cash flow sweep payment under the terms of the senior credit facility of $12.2 million. For the three months ended April 3, 2004, net cash used in financing activities was $0.9 million, representing payments on long term debt obligations.

On March 21, 2003, we entered into a senior credit facility which provides for aggregate borrowings by us of $160.0 million and C$10.0 million, consisting of (1) a $30.0 million United States revolving credit facility; (2) a C$10.0 million Canadian revolving credit facility; and (3) a $130.0 million term loan. As of April 2, 2005, there was approximately $85.2 million of outstanding indebtedness under the senior credit facility and approximately $36.9 million of available borrowings under the revolving facilities. We used the proceeds of our senior credit facility to refinance our then existing senior credit facility and for general corporate purposes, including working capital, refinancings, acquisitions, investments and capital expenditures.

As of April 2, 2005, borrowings under the senior credit facility bore interest at a weighted average rate of 6.1%. Prior to March 20, 2008, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.3 million per annum, with the remainder due on March 20, 2009. All of the domestic borrowers’ obligations under the senior credit facility are secured by a pledge of all our equity securities and the equity securities of our direct and indirect domestic subsidiaries, substantially all of our tangible and intangible assets and 65% of the equity securities of, or equity interest in, each of our foreign subsidiaries. All of the obligations under the senior credit facility are guaranteed by all of our present and future domestic subsidiaries, and all of the Canadian borrower’s obligations under the senior credit facility are guaranteed by all of our present and future Canadian subsidiaries.

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

There have been no material changes to our exposure to market risk since December 31, 2004.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of April 2, 2005, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 864 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 11 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 875 lawsuits represent approximately 26,300 (excluding spousal claims) plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos.  We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc.  In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure, however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of April 2, 2005, Invensys has sent us requests for reimbursement totaling $146,696, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $3,550 for the three months ended April 2, 2005.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the three months ended April 2, 2005:

Beginning lawsuits	858
New lawsuits	66
Settlements	(3)
Dismissals and other	(46)
Ending lawsuits	875

Plaintiffs have asserted specific dollar claims in less than a quarter of the approximately 864 cases pending as of April 2, 2005, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 864 complaints maintained in our records, 648 do not specify the amount of damages sought, 41 generally allege damages in excess of $50,000, three allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25,000, three generally allege damages in excess of $100,000, 19 allege compensatory damages and punitive damages, each in excess of $50,000, 29 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 18 generally allege damages in excess of $15,000, three generally allege damages in excess of $25,000, one generally alleges damages in excess of $4,000 and two allege compensatory and punitive damages each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

During the year ended December 31, 2004, we recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of April 2, 2005. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

We are not otherwise involved in any material lawsuits.  We historically have not been required to pay any material liability claims.  We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. In connection with the North Safety Products acquisition, we recorded a $2.5 million reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. This reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 2003, we incurred charges of approximately $0.2 million against this reserve, which reduced the reserve balance to $2.3 million. During 2004, we reduced this reserve to $1.0 million to reflect our current expectations of the liability based on information available and recorded a $1.3 million credit to operating expenses. The $1.0 million reserve remains outstanding as of April 2, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

Item 6. Exhibits

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

NORCROSS SAFETY PRODUCTS L.L.C.

May 11, 2005	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

May 11, 2005	By:	/s/ DAVID F. MYERS, JR.
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