Form 10-Q
period 2005-07-02
NORCROSS SAFETY PRODUCTS LLC
filed 2005-08-16
CIK 1264010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

On August 10, 2005 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended July 2, 2005

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	December 31, 2004(1)	July 2, 2005
Assets
Current assets:
Cash and cash equivalents	$35,731	$29,344
Accounts receivable, less allowance of $2,063 and $2,212 in 2004 and 2005, respectively	61,167	67,754
Inventories	82,532	84,263
Deferred income taxes	60	61
Prepaid expenses and other current assets	3,183	2,978
Total current assets	182,673	184,400
Property, plant, and equipment, net	51,809	48,078
Deferred financing costs, net	9,394	8,472
Goodwill, net	132,662	131,842
Other intangible assets, net	6,256	5,895
Other noncurrent assets	5,689	5,657
Total assets	$388,483	$384,344

Liabilities and member’s equity
Current liabilities:
Accounts payable	$17,871	$19,036
Accrued expenses	28,127	27,989
Current maturities of long-term obligations	15,252	2,443
Total current liabilities	61,250	49,468
Pension, post-retirement, and deferred compensation	22,923	22,822
Long-term obligations	238,314	237,536
Other noncurrent liabilities	1,653	1,625
Deferred income taxes	4,799	4,647
Minority interest	142	146
	267,831	266,776
Member’s equity:
Contributed capital	116,060	116,060
Accumulated deficit	(42,447)	(26,263)
Due from NSP Holdings L.L.C.	(17,740)	(18,162)
Accumulated other comprehensive income (loss)	3,529	(3,535)
Total member’s equity	59,402	68,100
Total liabilities and member’s equity	$388,483	$384,344

(1)   December 31, 2004 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended		Six months ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
Net sales	$107,005	$118,845	$216,078	$239,268
Cost of goods sold	68,625	73,457	137,332	149,059
Gross profit	38,380	45,388	78,746	90,209
Operating expenses:
Selling	10,422	11,697	20,826	23,554
Distribution	5,527	6,346	10,895	12,620
General and administrative	9,506	11,250	19,474	22,193
Amortization of intangibles	124	141	250	283
Strategic alternatives	613	—	613	—
Total operating expenses	26,192	29,434	52,058	58,650
Income from operations	12,188	15,954	26,688	31,559
Other expense (income):
Interest expense	5,660	5,682	11,296	11,281
Interest income	(29)	(165)	(64)	(415)
Other, net	59	436	593	822
Income before income taxes and minority interest	6,498	10,001	14,863	19,871
Income tax expense	1,243	2,093	2,276	3,667
Minority interest	11	7	16	11
Net income	$5,244	$7,901	$12,571	$16,193

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Six months ended
	July 3, 2004	July 2, 2005
Operating activities
Net income	$12,571	$16,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,682	5,311
Amortization of intangibles	250	283
Amortization of deferred financing costs	883	922
Amortization of original issue discount	45	50
Loss on sale of property, plant and equipment	384	—
Deferred income taxes	(40)	(153)
Minority interest	16	11
Changes in operating assets and liabilities:
Accounts receivable	(10,866)	(6,587)
Inventories	(3,808)	(1,731)
Prepaid expenses and other current assets	(29)	222
Other noncurrent assets	103	(219)
Accounts payable	1,968	1,165
Accrued expenses	(1,299)	(138)
Pension, postretirement, and deferred compensation	1,288	(101)
Other noncurrent liabilities	(26)	(28)
Other	13	12
Net cash provided by operating activities	7,135	15,212

Investing activities
Purchase of businesses, net of cash acquired	(235)	(605)
Purchases of property, plant, and equipment	(2,614)	(3,478)
Proceeds from sale of property, plant and equipment	480	—
Due from NSP Holdings L.L.C.	(459)	—
Net cash used in investing activities	(2,828)	(4,083)

Financing activities
Payments of debt	(1,307)	(13,637)
Due from NSP Holdings L.L.C.	—	(422)
Dividends to NSP Holdings L.L.C.	(1,192)	(9)
Net cash used in financing activities	(2,499)	(14,068)
Effect of exchange rate changes on cash	(436)	(3,448)
Net increase (decrease) in cash and cash equivalents	1,372	(6,387)
Cash and cash equivalents at beginning of period	16,341	35,731
Cash and cash equivalents at end of period	$17,713	$29,344

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2005. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2004 consolidated financial statements, included in the Company’s annual report on Form 10-K.

2.     Inventories

Inventories consist of the following:

	December 31, 2004	July 2, 2005
At FIFO cost:
Raw materials	$21,726	$21,927
Work in process	10,419	11,879
Finished goods	52,045	52,115
	84,190	85,921
Adjustment to LIFO cost	(1,658)	(1,658)
	$82,532	$84,263

3.     Debt

The Company’s debt consists of the following:

	December 31, 2004	July 2, 2005
Revolving credit facilities	$—	$—
Term loan	97,725	84,875
Senior subordinated notes	152,500	152,500
European term loans	469	307
Arbin seller notes	454	398
Subordinated seller notes	3,121	2,616
Capital lease obligations	207	143
Unamortized discount on senior subordinated notes	(910)	(860)
	253,566	239,979
Less: Current maturities of long-term obligations	15,252	2,443
	$238,314	$237,536

Aggregate maturities of long-term debt as of July 2, 2005, are as follows:

2006	$2,443
2007	3,244
2008	1,214
2009	80,704
2010	31
Thereafter	152,343
$239,979

4.     Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Six months ended July 3, 2004		Six months ended July 2, 2005
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$746	$14	$834	$12
Interest cost	1,744	40	1,810	40
Expected return on plan assets	(1,336)	—	(1,554)	—
Amortization of prior service cost	2	8	2	8
Amortization of actuarial loss	424	42	568	44
	$1,580	$104	$1,660	$104

5.     Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of July 2, 2005, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 928 lawsuits involving respirators manufactured and sold by it or its predecessors . The Company is also monitoring an additional 11 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 939 lawsuits represent a total of approximately 25,000 plaintiffs. Approximately 92% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after its October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants. The Company is jointly with Invensys handling the defense of all of the cases which allege exposure, including periods pre and post October 1998.  The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date.  As of July 2, 2005, Invensys has sent us requests for reimbursement totaling $178, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $40 for the six months ended July 2, 2005 . The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the six months ended July 2, 2005:

Beginning lawsuits	858
New lawsuits	192
Settlements	(10)
Dismissals and other	(101)
Ending lawsuits	939

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 928 cases pending as of July 2, 2005 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 928 complaints maintained in the Company’s records, 700 do not specify the amount of damages sought, 36 generally allege damages in excess of $50, three allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25, three generally allege damages in excess of $100, 18 allege compensatory damages and punitive damages, each in excess of $50, 28 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one alleges compensatory damages and punitive damages, each in excess of $10, one alleges compensatory and punitive damages, each in excess of $15, seven allege punitive damages in excess of $25, one alleges punitive damages in excess of $50, 28 generally allege damages in excess of $15, six generally allege damages in excess of $25, one alleges compensatory damages in excess of $25, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information.  Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Company recorded a $1,250 liability and charge to operating expenses to establish a reserve for respiratory claims during the year ended December 31, 2004, which remains outstanding as of July 2, 2005.  The Company believes that this reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by the Company in consultation with an independent consultant.  The Company believes that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred.  In connection with the North Safety Products acquisition, the Company recorded a $2,500 reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 31, 2003, the Company incurred charges of $200 against this reserve, which reduced the balance to $2,300.  During 2004, the Company reduced this reserve to $1,000 to reflect its current expectations of the liability based on information available and recorded a $1,300 credit to operating expenses. The $1,000 reserve remains outstanding as of July 2, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

6.     Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Three Months Ended July 3, 2004
Net sales—third parties	$75,428	$19,345	$12,232	$—	$—	$107,005
Net sales—intersegment	2,167	—	—	—	(2,167)	—
Income (loss) from operations	8,127	3,304	2,427	(1,670)	—	12,188
Three Months Ended July 2, 2005
Net sales—third parties	81,859	22,086	14,900	—	—	118,845
Net sales—intersegment	2,297	—	—	—	(2,297)	—
Income (loss) from operations	9,291	3,763	4,142	(1,242)	—	15,954

Six Months Ended July 3, 2004
Net sales—third parties	151,892	39,638	24,548	—	—	216,078
Net sales—intersegment	4,889	—	—	—	(4,889)	—
Income (loss) from operations	17,073	7,245	5,144	(2,774)	—	26,688

Six Months Ended July 2, 2005
Net sales—third parties	165,079	45,086	29,103	—	—	239,268
Net sales—intersegment	4,855	—	—	—	(4,855)	—
Income (loss) from operations	18,103	8,144	7,827	(2,515)	—	31,559

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

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
July 2, 2005
Current assets:
Cash and cash equivalents	$29,251	$—	$(3,137)	$3,230	$—	$29,344
Accounts receivable, net	7,227	—	32,400	28,127	—	67,754
Inventories	11,537	—	36,057	36,669	—	84,263
Deferred income taxes	—	—	—	61	—	61
Prepaid expenses and other current assets	948	—	1,206	824	—	2,978
Total current assets	48,963	—	66,526	68,911	—	184,400
Property, plant, and equipment, net	4,893	—	25,106	18,079	—	48,078
Deferred financing costs, net	8,472	—	—	—	—	8,472
Goodwill, net	426	—	105,091	26,325	—	131,842
Other intangible assets, net	3,826	—	—	2,069	—	5,895
Investment in subsidiaries	187,496	—	41,410	—	(228,906)	—
Other noncurrent assets	—	—	3,747	1,910	—	5,657
Total assets	$254,076	$—	$241,880	$117,294	$(228,906)	$384,344
Current liabilities:
Accounts payable	$3,151	$—	$9,508	$6,377	$—	$19,036
Accrued expenses	10,117	—	8,794	9,078	—	27,989
Current maturities of long-term obligations	1,193	—	134	1,116	—	2,443
Total current liabilities	14,461	—	18,436	16,571	—	49,468
Pension, post-retirement, and deferred compensation	134	—	22,058	630	—	22,822
Long-term obligations	237,322	—	—	214	—	237,536
Intercompany balances	(65,941)	—	17,653	48,288	—	—
Other noncurrent liabilities	—	—	1,613	12	—	1,625
Deferred income taxes	—	—	—	4,647	—	4,647
Minority interest	—	—	—	146	—	146
	171,515	—	41,324	53,937	—	266,776
Member’s equity:
Contributed capital	116,060	—	155,982	49,280	(205,262)	116,060
Accumulated deficit	(26,263)	—	26,138	(2,494)	(23,644)	(26,263)
Due from NSP Holdings L.L.C.	(18,162)	—	—	—	—	(18,162)
Accumulated other comprehensive loss	(3,535)	—	—	—	—	(3,535)
Total member’s equity	68,100	—	182,120	46,786	(228,906)	68,100
Total liabilities and member’s equity	$254,076	$—	$241,880	$117,294	$(228,906)	$384,344

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
December 31, 2004
Current assets:
Cash and cash equivalents	$32,859	$—	$(2,780)	$5,652	$—	$35,731
Accounts receivable, net	10,940	—	27,140	23,087	—	61,167
Inventories	9,572	—	33,175	39,785	—	82,532
Deferred income taxes	—	—	—	60	—	60
Prepaid expenses and other current assets	947	—	1,281	955	—	3,183
Total current assets	54,318	—	58,816	69,539	—	182,673
Property, plant and equipment, net	4,722	—	25,964	21,123	—	51,809
Deferred financing costs, net	9,394	—	—	—	—	9,394
Goodwill, net	426	—	104,833	27,403	—	132,662
Other intangible assets, net	3,730	—	—	2,526	—	6,256
Investment in subsidiaries	167,009	—	42,555	—	(209,564)	—
Other noncurrent assets	—	—	3,689	2,000	—	5,689
Total assets	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483
Current liabilities:
Accounts payable	$3,614	$—	$7,296	$6,961	$—	$17,871
Accrued expenses	10,937	—	9,349	7,841	—	28,127
Current maturities of long-term obligations	13,358	—	567	1,327	—	15,252
Total current liabilities	27,909	—	17,212	16,129	—	61,250
Pension, post-retirement and deferred compensation	147	—	22,042	734	—	22,923
Long-term obligations	237,957	—	68	289	—	238,314
Intercompany balances	(85,816)	—	33,954	51,862	—	—
Other noncurrent liabilities	—	—	1,589	64	—	1,653
Deferred income taxes	—	—	—	4,799	—	4,799
Minority interest	—	—	—	142	—	142
	152,288	—	57,653	57,890	—	267,831
Member’s equity:
Contributed capital	116,060	—	148,417	49,280	(197,697)	116,060
Accumulated deficit	(42,447)	—	12,575	(708)	(11,867)	(42,447)
Due from NSP Holdings L.L.C.	(17,740)	—	—	—	—	(17,740)
Accumulated other comprehensive income	3,529	—	—	—	—	3,529
Total member’s equity	59,402	—	160,992	48,572	(209,564)	59,402
Total liabilities and member’s equity	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six Months Ended July 2, 2005
Third party	$32,309	$121,207	$85,752	$—	$239,268
Intercompany	4,064	4,775	5,024	(13,863)	—
Net sales	36,373	125,982	90,776	(13,863)	239,268
Cost of goods sold	24,474	79,939	58,509	(13,863)	149,059
Gross profit	11,899	46,043	32,267	—	90,209
Operating expenses:
Selling	1,726	11,565	10,263	—	23,554
Distribution	2,125	4,935	5,560	—	12,620
General and administrative	3,956	12,187	6,050	—	22,193
Amortization of intangibles	160	—	123	—	283
Total operating expenses	7,967	28,687	21,996	—	58,650
Income from operations	3,932	17,356	10,271	—	31,559
Other expense (income):
Interest expense	11,191	14	76	—	11,281
Interest income	(376)	—	(39)	—	(415)
Intercompany charges	(23,079)	(2,737)	3,436	22,380	—
Other, net	(10)	(4)	836	—	822
Income (loss) before income taxes and minority interest	16,206	20,083	5,962	(22,380)	19,871
Income tax expense	13	537	3,117	—	3,667
Minority interest	—	—	11	—	11
Net income (loss)	$16,193	$19,546	$2,834	$(22,380)	$16,193

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six months ended July 3, 2004
Third party	$33,150	$—	$110,823	$72,105	$—	$216,078
Intercompany	4,215	—	3,310	4,832	(12,357)	—
Net sales	37,365	—	114,133	76,937	(12,357)	216,078
Cost of goods sold	24,941	—	73,951	50,797	(12,357)	137,332
Gross profit	12,424	—	40,182	26,140	—	78,746
Operating expenses:
Selling	1,534	—	11,039	8,253	—	20,826
Distribution	1,787	—	4,475	4,633	—	10,895
General and administrative	3,514	—	10,253	5,707	—	19,474
Amortization of intangibles	132	—	—	118	—	250
Strategic alternatives	613	—	—	—	—	613
Total operating expenses	7,580	—	25,767	18,711	—	52,058
Income from operations	4,844	—	14,415	7,429	—	26,688
Other expense (income):
Interest expense	11,156	—	19	121	—	11,296
Interest income	(50)	—	—	(14)	—	(64)
Intercompany charges	(18,819)	—	(405)	1,639	17,585	—
Other, net	(1)	—	381	213	—	593
Income (loss) before income taxes and minority interest	12,558	—	14,420	5,470	(17,585)	14,863
Income tax (benefit) expense	(13)	—	79	2,210	—	2,276
Minority interest	—	—	—	16	—	16
Net income (loss)	$12,571	$—	$14,341	$3,244	$(17,585)	$12,571

	NSP	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six months ended July 2, 2005
Operating activities
Net cash (used in) provided by operating activities	$(1,593)	$13,501	$3,304	$—	$15,212
Investing activities
Purchase of businesses, net of cash acquired	(256)	(275)	(74)	—	(605)
Purchase of property, plant, and equipment	(788)	(1,899)	(791)	—	(3,478)
Net cash used in investing activities	(1,044)	(2,174)	(865)	—	(4,083)
Financing activities
Payments of debt	(12,850)	(501)	(286)	—	(13,637)
Intercompany	12,310	(8,734)	(3,576)	—	—
Due from NSP Holdings L.L.C.	(422)	—	—	—	(422)
Dividends to NSP Holdings L.L.C.	(9)	—	—	—	(9)
Net cash used in financing activities	(971)	(9,235)	(3,862)	—	(14,068)
Effect of exchange rate changes on cash	—	(2,449)	(999)	—	(3,448)
Net decrease in cash and cash equivalents	(3,608)	(357)	(2,422)	—	(6,387)
Cash and cash equivalents at beginning of period	32,859	(2,780)	5,652	—	35,731
Cash and cash equivalents at end of period	$29,251	$(3,137)	$3,230	$—	$29,344

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Amounts in Thousands) (Unaudited)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Six months ended July 3, 2004
Operating activities
Net cash (used in) provided by operating activities	$(7,507)	$—	$11,619	$3,023	$—	$7,135
Investing activities
Purchase of businesses, net of cash acquired	(205)	—	—	(30)	—	(235)
Purchase of property, plant, and equipment	(292)	—	(1,645)	(677)	—	(2,614)
Proceeds from sale of property, plant and equipment	—	—	480	—	—	480
Due from NSP Holdings L.L.C.	(459)	—	—	—	—	(459)
Net cash used in investing activities	(956)	—	(1,165)	(707)	—	(2,828)
Financing activities
Payments of debt	(650)	—	(349)	(308)	—	(1,307)
Intercompany	10,844	—	(9,771)	(1,073)	—	—
Due from NSP Holdings L.L.C.	(1,192)	—	—	—	—	(1,192)
Net cash provided by (used in) financing activities	9,002	—	(10,120)	(1,381)	—	(2,499)
Effect of exchange rate changes on cash	—	—	(872)	436	—	(436)
Net increase (decrease) in cash and cash equivalents	539	—	(538)	1,371	—	1,372
Cash and cash equivalents at beginning of period	15,863	—	(1,995)	2,473	—	16,341
Cash and cash equivalents at end of period	$16,402	—	$(2,533)	$3,844	$—	$17,713

8. Comprehensive Income

Total comprehensive income (which includes the impact of foreign currency translation) for the three months ended July 3, 2004 and July 2, 2005 amounted to $5,268 and $3,357, respectively. Total comprehensive income for the six months ended July 3, 2004 and July 2, 2005 amounted to $11,196 and $9,129, respectively.

9. Strategic Alternatives

The Company had previously announced that it was in the process of exploring strategic alternatives, including a possible sale of the Company.  A decision was made by the Company in the second quarter of 2004 to terminate this process and therefore it has expensed $613 in associated costs.  These costs are reflected in operating expenses as strategic alternatives.

10. Subsequent Events

On July 19, 2005, the Company announced the closing of the transaction under which it was acquired by Safety Products' Holdings, Inc. (“Safety Products”), a new holding company formed by Odyssey Investment Partners, LLC for the purpose of completing the acquisition (the “Acquisition”).  Pursuant to the terms of the Acquisition, Safety Products purchased all of the outstanding membership units of the Company and and all of the outstanding Common Stock of NSP Holdings Capital Corp., a wholly-owned subsidiary of NSP Holdings L.L.C. (“Holdings”), and pursuant to which Safety Products assumed all of the outstanding indebtedness of the Company and Holdings, in exchange for a base purchase price to Holdings of $472,000, plus the cash in the Company as of April 2, 2005 in the amount of approximately $16,900, less (1) the indebtedness of the Company and its subsidiaries as of April 2, 2005 and (2) certain transaction fees and expenses. The transaction will be accounted for using the purchase method of accounting and accordingly, the Company’s financial statements will reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their respective fair values.

On July 19, 2005, the Company entered into a new Senior Credit Facility (the “New Credit Facility”) which provides for aggregate borrowings of $138,000, consisting of (a) a term loan in the amount of $88,000, payable in twenty-eight consecutive quarterly installments commencing on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50,000.  The revolving credit facility is comprised of a U.S. revolving facility and a Canadian subfacility.  The amount of the total U.S. revolving facility is an amount equal to $50,000 less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25,000 less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of the Company or the U.S. Subsidiary Borrowers (as defined), one or more new term loan facilities may be added in any aggregate amount of up to $100,000 (and not less than $10,000 for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance the Company's existing senior credit facility.

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

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and six months ended July 3, 2004 and July 2, 2005. The data for the three and six months ended July 3, 2004 and July 2, 2005 have been derived from our historical unaudited financial statements.

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
	(dollars in thousands)
Net sales:
General industrial	$75,428	$81,859	$151,892	$165,079
Fire service	19,345	22,086	39,638	45,086
Utility/high voltage	12,232	14,900	24,548	29,103
Total net sales	107,005	118,845	216,078	239,268
Cost of goods sold	68,625	73,457	137,332	149,059
Gross profit	38,380	45,388	78,746	90,209
Operating expenses	26,192	29,434	52,058	58,650
Income from operations:
General industrial	8,127	9,291	17,073	18,103
Fire service	3,304	3,763	7,245	8,144
Utility/high voltage	2,427	4,142	5,144	7,827
Corporate	(1,670)	(1,242)	(2,774)	(2,515)
Total income from operations	12,188	15,954	26,688	31,559
Other expense (income):
Interest expense	5,660	5,682	11,296	11,281
Interest income	(29)	(165)	(64)	(415)
Other, net	59	436	593	822
Income before income taxes and minority interest	6,498	10,001	14,863	19,871
Income tax expense	1,243	2,093	2,276	3,667
Minority interest	11	7	16	11
Net income	$5,244	$7,901	$12,571	$16,193

	Three Months Ended		Six Months Ended
	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005
	(as a percentage of net sales)
Net sales:
General industrial	70.5%	68.9%	70.3%	69.0%
Fire service	18.1%	18.6%	18.3%	18.8%
Utility/high voltage	11.4%	12.5%	11.4%	12.2%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.1%	61.8%	63.6%	62.3%
Gross profit	35.9%	38.2%	36.4%	37.7%
Operating expenses	24.5%	24.7%	24.0%	24.5%
Income from operations:
General industrial	7.6%	7.8%	7.9%	7.6%
Fire service	3.1%	3.2%	3.4%	3.4%
Utility/high voltage	2.3%	3.5%	2.4%	3.3%
Corporate	(1.6)%	(1.0)%	(1.3)%	(1.1)%
Total income from operations	11.4%	13.5%	12.4%	13.2%
Other expense (income):
Interest expense	5.3%	4.8%	5.2%	4.7%
Interest income	(0.0)%	(0.1)%	(0.0)%	(0.2)%
Other, net	0.1%	0.4%	0.3%	0.4%
Income before income taxes and minority interest	6.0%	8.4%	6.9%	8.3%
Income tax expense	1.1%	1.8%	1.1%	1.5%
Minority interest	0.0%	0.0%	0.0%	0.0%
Net income	4.9%	6.6%	5.8%	6.8%

Three Months Ended July 2, 2005 as Compared to Three Months Ended July 3, 2004

Net sales. Net sales increased by $11.8 million, or 11.1%, from $107.0 million for the three months ended July 3, 2004 to $118.8 million for the three months ended July 2, 2005. In our general industrial segment, net sales increased by $6.4 million, or 8.5%, from $75.5 million for the three months ended July 3, 2004 to $81.9 million for the three months ended July 2, 2005. This increase reflects a combination of the following: overall organic growth in our Canadian, European and South African operations of $5.3 million; favorable exchange rates, which had an impact of $2.5 million; and lower overall net sales in the United States of $1.5 million, as strong overall market demand was offset by a decrease in government contract shipments of $3.6 million. In our fire service segment, net sales increased by $2.7 million, or 14.2%, from $19.4 million for the three months ended July 3, 2004 to $22.1 million for the three months ended July 2, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $2.7 million, or 21.8%, from $12.2 million for the three months ended July 3, 2004 to $14.9 million for the three months ended July 2, 2005 primarily driven by strong market demand and new product penetration.

Gross profit. Gross profit increased by $7.0 million, or 18.3%, from $38.4 million for the three months ended July 3, 2004 to $45.4 million for the three months ended July 2, 2005, primarily due to the $11.8 million, or 11.1%, increase in net sales. Our gross profit margin of 38.2% for the three months ended July 2, 2005 was favorable to the 35.9% gross profit margin for the three months ended July 3, 2004. In our general industrial segment, gross profit increased by $4.5 million, or 16.2%, from $27.5 million for the three months ended July 3, 2004 to $32.0 million for the three months ended July 2, 2005. This increase was primarily due to the overall net sales increase of  $6.4 million, or 8.5%, favorable exchange rates which has an impact of $1.0 million, and improved margin realization. In our fire service segment, gross profit increased by $0.5 million, or 9.2%, from $6.3 million for the three months ended July 3, 2004 to $6.8 million for the three months ended July 2, 2005, primarily due to the $2.7 million, or 14.2% increase in net sales. In our utility/high voltage segment, gross profit increased $2.0 million, or 43.2%, from $4.5 million for the three months ended July 3, 2004 to $6.5 million for the three months ended July 2, 2005, primarily due to the $2.7 million, or 21.8%, increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $3.2 million, or 12.4%, from $26.2 million for the three months ended July 3, 2004 to $29.4 million for the three months ended July 2, 2005. In our general industrial segment, operating expenses increased by $3.3 million, or 17.0%, from $19.5 million for the three months ended July 3, 2004 to $22.8 million for the three months ended July 2, 2005, primarily due to higher exchange rates, which had an impact of $0.6 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $6.4 million, or 8.5% increase in net sales. In our fire service segment, operating expenses increased $0.1 million, or 3.9%, from $3.0 million for the three months ended July 3, 2004 to $3.1 million for the three months ended July 2, 2005, primarily due to higher general and administrative expenses. In our utility/high voltage segment, operating expenses increased by $0.2 million, or 11.7%, from $2.2 million for the three months ended July 3, 2004 to $2.4 million for the three months ended July 2, 2005, primarily due to higher selling expenses. Excluding the $0.6 million of expenses associated with exploring strategic alternatives during the three months ended July 3, 2004, corporate expense increased $0.2 million, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $3.8 million, or 30.9%, from $12.2 million for the three months ended July 3, 2004 to $16.0 million for the three months ended July 2, 2005. As a percentage of net sales, income from operations increased from 11.4% for the three months ended July 3, 2004 to 13.5% for the three months ended July 2, 2005. In our general industrial segment, income from operations increased by $1.2 million, or 14.3%, from $8.1 million for the three months ended July 3, 2004 to $9.3 million for the three months ended July 2, 2005, primarily due to higher net sales of $6.4 million, or 8.5%. In our fire service segment, income from operations increased by $0.5 million, or 13.9%, from $3.3 million for the three months ended July 3, 2004 to $3.8 million for the three months ended July 2, 2005, primarily due to the $2.7 million, or 14.2% increase in net sales. In our utility/high voltage segment, income from operations increased by $1.7 million, or 70.7%, from $2.4 million for the three months ended July 3, 2004 to $4.1 million for the three months ended July 2, 2005, primarily due to higher net sales of $2.7 million, or 21.8%, and improved manufacturing performance. Excluding the $0.6 million of expenses associated with exploring strategic alternatives during the three months ended July 3, 2004, corporate expense increased $0.2 million, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the three months ended July 2, 2005 and July 3, 2004 were depreciation and amortization expenses of $2.7 million and $3.0 million, respectively. Of these amounts, $2.3 million, $0.1 million, $0.3 million and $0.0 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the three months ended July 2, 2005 and $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to these segments and corporate for the three months ended July 3, 2004.

Interest expense. Interest expense was consistent at $5.7 million for the three months ended July 3, 2004 and the three months ended July 2, 2005. Interest expense incurred by NSP and the subsidiary guarantors totaled $5.6 million for both the three months ended July 3, 2004 and the three months ended July 2, 2005.

Other, net. Other, net increased by $0.3 from $0.1 million for the three months ended July 3, 2004 to $0.4 million for the three months ended July 2, 2005 as unrealized foreign exchange losses recorded during the three months ended July 2, 2005 exceeded the $0.4 million loss recorded on the sale of property, plant and equipment for the three months ended July 3, 2004

Income tax expense. Income tax expense increased by $0.9 million, from $1.2 million for the three months ended July 3, 2004 to $2.1 million for the three months ended July 2, 2005, as a result of higher income tax expense levels at foreign operations.

Net income. Net income increased by $2.7 million, or 50.7%, from $5.2 million for the three months ended July 3, 2004 to $7.9 million for the three months ended July 2, 2005. This was the result of the reasons discussed above.

Six Months Ended July 2, 2005 as Compared to Six Months Ended July 3, 2004

Net sales. Net sales increased by $23.2 million, or 10.7%, from $216.1 million for the six months ended July 3, 2004 to $239.3 million for the six months ended July 2, 2005. In our general industrial segment, net sales increased by $13.2 million, or 8.7%, from $151.9 million for the six months ended July 3, 2004 to $165.1 million for the six months ended July 2, 2005. This increase reflects a combination of the following: overall organic growth in our Canadian, European and South African operations of $8.4 million; favorable exchange rates, which had an impact of $5.2 million; and lower overall net sales in the United States of $0.5 million as strong overall market demand was offset by a decrease in government contract shipments of $3.9 million. In our fire service segment, net sales increased by $5.4 million, or 13.7%, from $39.7 million for the six months ended July 3, 2004 to $45.1 million for the six months ended July 2, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $4.6 million, or 18.6%, from $24.5 million for the six months ended July 3, 2004 to $29.1 million for the six months ended July 2, 2005 primarily driven by strong overall market demand and new product penetration.

Gross profit. Gross profit increased by $11.5 million, or 14.6%, from $78.7 million for the six months ended July 3, 2004 to $90.2 million for the six months ended July 2, 2005, primarily due to the $23.2 million, or 10.7%, increase in net sales. Our gross profit margin of 37.7% for the six months ended July 2, 2005 was favorable to the 36.4% gross profit margin for the six months ended July 3, 2004. In our general industrial segment, gross profit increased by $7.0 million, or 12.4%, from $56.5 million for the six months ended July 3, 2004 to $63.5 million for the six months ended July 2, 2005. This increase was primarily due to the overall net sales increase of  $13.2 million, or 8.7%, favorable exchange rates which has an impact of $2.0 million, and improved margin realization.

In our fire service segment, gross profit increased by $1.3 million, or 10.4%, from $12.9 million for the six months ended July 3, 2004 to $14.2 million for the six months ended July 2, 2005, primarily due to the $5.4 million, or 13.7% increase in net sales. In our utility/high voltage segment, gross profit increased by $3.2 million, or 33.5%, from $9.3 million for the six months ended July 3, 2004 to $12.5 million for the six months ended July 2, 2005, primarily due to the $4.6 million, or 18.6% increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $6.6 million, or 12.7%, from $52.1 million for the six months ended July 3, 2004 to $58.7 million for the six months ended July 2, 2005. In our general industrial segment, operating expenses increased by $5.9 million, or 15.1%, from $39.5 million for the six months ended July 3, 2004 to $45.4 million for the six months ended July 2, 2005, primarily due to higher exchange rates, which had an impact of $1.3 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $13.2 million, or 8.7% increase in net sales. In our fire service segment, operating expenses increased $0.5 million, or 7.8%, from $5.6 million for the six months ended July 3, 2004 to $6.1 million for the six months ended July 2, 2005, primarily due to additional general and administrative expenses. In our utility/high voltage segment, operating expenses increased by $0.4 million, or 10.7%, from $4.2 million for the six months ended July 3, 2004 to $4.6 million for the six months ended July 2, 2005, primarily due to higher selling expenses. Excluding the $0.6 million of expenses associated with exploring strategic alternatives during the six months ended July 3, 2004, corporate expense increased $0.4 million, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $4.9 million, or 18.3%, from $26.7 million for the six months ended July 3, 2004 to $31.6 million for the six months ended July 2, 2005. As a percentage of net sales, income from operations increased from 12.4% for the six months ended July 3, 2004 to 13.2% for the six months ended July 2, 2005. In our general industrial segment, income from operations increased by $1.0 million, or 6.0%, from $17.1 million for the six months ended July 3, 2004 to $18.1 million for the six months ended July 2, 2005, primarily due to higher net sales of $13.2 million, or 8.7%. In our fire service segment, income from operations increased by $0.9 million, or 12.4%, from $7.2 million for the six months ended July 3, 2004 to $8.1 million for the six months ended July 2, 2005, primarily due to the $5.4 million, or 13.7%, increase in net sales. In our utility/high voltage segment, income from operations increased by $2.7 million, or 52.2%, from $5.1 million for the six months ended July 3, 2004 to $7.8 million for the six months ended July 2, 2005, primarily due to higher net sales of $4.6 million, or 18.6%, and improved manufacturing performance. Excluding the $0.6 million of expenses associated with exploring strategic alternatives during the six months ended July 3, 2004, corporate expense increased $0.4 million, primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the six months ended July 2, 2005 and July 3, 2004 were depreciation and amortization expenses of $5.6 million and $5.9 million, respectively. Of these amounts, $4.6 million, $0.2 million, $0.8 million and $0.0 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the six months ended July 2, 2005 and $4.8 million, $0.2 million, $0.6 million and $0.3 million were attributable to these segments and corporate for the six months ended July 3, 2004.

Interest expense. Interest expense was consistent at $11.3 million for the six months ended July 3, 2004 and the six months ended July 2, 2005. Interest expense incurred by NSP and the subsidiary guarantors totaled $11.2 million for both the six months ended July 3, 2004 and the six months ended July 2, 2005.

Other, net. Other, net increased by $0.2 from $0.6 million for the six months ended July 3, 2004 to $0.8 million for the six months ended July 2, 2005 as unrealized foreign exchange losses recorded during the six months ended July 2, 2005 exceeded the $0.4 million loss recorded on the sale of property, plant and equipment for the six months ended July 3, 2004.

Income tax expense. Income tax expense increased by $1.4 million, from $2.3 million for the six months ended July 3, 2004 to $3.7 million for the six months ended July 2, 2005, as a result of higher income tax expense levels at foreign operations.

Net income. Net income increased by $3.6 million, or 28.8%, from $12.6 million for the six months ended July 3, 2004 to $16.2 million for the six months ended July 2, 2005. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the six months ended July 2, 2005 and July 3, 2004, cash provided by operating activities was $15.2 million and $7.1 million, respectively. The $8.1 million improvement was primarily attributable to the $4.9 million increase in income from operations and favorable working capital activity.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $3.5 million for the six months ended July 2, 2005 and $2.6 million for the six months ended July 3, 2004. During the six months ended July 3, 2004, we funded cash to NSP Holdings L.L.C. of $0.5 million which was recorded under investing activities.

As of July 2, 2005, we had working capital of $134.9 million and cash of $29.3 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the six months ended July 2, 2005, net cash used in financing activities was $14.1 million, including an excess cash flow sweep payment under the terms of the senior credit facility of $12.2 million and $0.4 million of cash funded to NSP Holdings L.L.C. For the six months ended July 3, 2004, net cash used in financing activities was $2.5 million, represents payments on long-term obligations of $1.3 million and dividend to NSP Holdings L.L.C. of $1.2 million.

On March 21, 2003, we entered into a senior credit facility which provides for aggregate borrowings by us of $160.0 million and C$10.0 million, consisting of (1) a $30.0 million United States revolving credit facility; (2) a C$10.0 million Canadian revolving credit facility; and (3) a $130.0 million term loan. As of July 2, 2005, there was approximately $84.9 million of outstanding indebtedness under the senior credit facility and approximately $35.9 million of available borrowings under the revolving facilities. We used the proceeds of our senior credit facility to refinance our previous senior credit facility and for general corporate purposes, including working capital, refinancings, acquisitions, investments and capital expenditures.

As of July 2, 2005, borrowings under the senior credit facility bore interest at a weighted average rate of 6.1%. Prior to March 20, 2008, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.3 million per annum, with the remainder due on March 20, 2009. All of the domestic borrowers’ obligations under the senior credit facility are secured by a pledge of all our equity securities and the equity securities of our direct and indirect domestic subsidiaries, substantially all of our tangible and intangible assets and 65% of the equity securities of, or equity interest in, each of our foreign subsidiaries. All of the obligations under the senior credit facility are guaranteed by all of our present and future domestic subsidiaries, and all of the Canadian borrower’s obligations under the senior credit facility are guaranteed by all of our present and future Canadian subsidiaries.

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

On July 19, 2005, by operation of law upon consummation of the merger of SPH Acquisition LLC (“SPH Acquisition”) and the Company (the “Merger”), and pursuant to an assumption agreement entered into among SPH Acquisition, the Company, North Safety Products Inc. (“North Safety”), and Morning Pride Manufacturing L.L.C. (“Morning Pride”, and together with North Safety, the “U.S. Subsidiary Borrowers”), all of the rights and obligations of SPH Acquisition, as borrower, under the credit agreement among SPH Acquisition, Safety Products, as a guarantor, North Safety Products Ltd. (the “Canadian Borrower,” which became a party to the credit agreement upon consummation of the Merger), Credit Suisse, as Administrative Agent, Bank of America, NA, as Syndication Agent, GMAC Commercial Financing LLC, La Salle Bank National Association and US Bank NA, as Documentation Agents, Credit Suisse, Toronto Branch, as Canadian Agent, and certain other lenders (the “New Credit Facility”) were assigned by SPH Acquisition to the Company and the U.S. Subsidiary Borrowers, and assumed by the Company and the U.S. Subsidiary Borrowers from SPH Acquisition, and whereby the Company became Parent Borrower (as defined in the New Credit Facility).

The New Credit Facility provides for aggregate borrowings of $138.0 million, consisting of (a) a term loan in the amount of $88.0 million, payable in twenty-eight consecutive quarterly installments commencing on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50.0 million.  The revolving credit facility is comprised of a U.S. revolving facility and a Canadian subfacility.  The amount of the total U.S. revolving facility is an amount equal to $50.0 million less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25.0 million less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of us or the U.S. Subsidiary Borrowers (as defined), one or more new term loan facilities may be added in any aggregate amount of up to $100.0 million (and not less than $10.0 million for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance our existing senior credit facility.

Borrowings under the U.S. revolving facility and term loan will bear interest at a rate per annum equal to our choice of (a) an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Credit Suisse as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or (b) the Eurodollar rate, plus an applicable margin.  Borrowings under the Canadian subfacility will bear interest at a rate per annum equal to the Canadian prime rate (which is the higher of (i) the rate of interest announced by Credit Suisse, Toronto Branch, as its reference rate then in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada and (ii) the CDOR rate plus 0.50% per annum), plus an applicable margin, or with respect to banker’s acceptances or their equivalents, the discount rate (as defined the credit agreement) plus an applicable margin.

Initially, the applicable margin with respect to the revolving credit facility is (a) 1.25% in the case of alternate base rate loans and Canadian dollar prime loans and (b) 2.25% in the case of Eurodollar rate loans and bankers’ acceptance rate loans.  With respect to the term loan, the applicable margin will be (a) 1.00% in the case of alternate base rate loans and (b) 2.00% in the case of Eurodollar rate loans.  After our fiscal quarter ending December 31, 2005, the margins applicable to the revolving credit facility and the U.S. swing line loans will adjust on a sliding scale based on the total leverage ratio of the Company and its subsidiaries.  In addition, we will be required to pay to the lenders under the revolving credit facility an initial commitment fee in respect of the unused commitments thereunder at a per annum rate of 0.50%.  After our fiscal quarter ending December 31, 2005, the commitment fee rate will adjust on a sliding scale based on the total leverage ratio of the Company and its subsidiaries.

Our domestic subsidiaries (including any future or indirect subsidiaries that may be created or acquired by us) and Safety Products guarantee the U.S. Subsidiary Borrowers’ and our obligations under the New Credit Facility. The guarantees in respect of the New Credit Facility are secured by a perfected first priority security interest in all of our equity securities, the equity securities of its direct and indirect domestic subsidiaries, substantially all of the guarantors’ tangible and intangible assets and 65% of the equity securities of, or equity interest in, certain of its foreign first-tier subsidiaries, subject to certain exceptions.  All of the Canadian Borrower’s obligations under the New Credit Facility are be secured by all of the assets of our present and future Canadian subsidiaries, and are guaranteed by all of our present and future Canadian subsidiaries.

The New Credit Facility contains certain customary covenants, including among other things:

•      affirmative covenants requiring us to provide certain financial statements to the Administrative Agent for distribution to its lenders and to pay material obligations when due, maintain its legal existence, keep its material properties in good working order and condition, provide certain notices to the Administrative Agent for distribution to its lenders, comply in all material respects with environmental laws and maintain at all times ratings for the New Credit Facility;

•      restrictive covenants including limitations on other indebtedness, liens, fundamental changes, asset sales, restricted payments, capital expenditures, investments, prepayments, transactions with affiliates, sales and leasebacks, negative pledges, lines of business; and

•      financial covenants requiring us to maintain a maximum total leverage ratio of total debt over EBITDA for the period, a minimum fixed charge coverage ratio of EBITDA less capital expenditures over fixed charges for the period and a minimum interest coverage ratio of EBITDA over interest expense for the period.

                The New Credit Facility contains certain customary representations and warranties and events of default, including failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, failure to comply with covenants, material cross-defaults, bankruptcy and insolvency events, ERISA events, change of control, failure to maintain first priority perfected security interest, material judgments, invalidity of guarantee and loss of subordination.  Certain of the events of defaults are subject to exceptions, materiality qualifiers and baskets.

In connection with the closing of the Acquisition, we entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among us, Norcross Capital Corp. (“Capital”), the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance by us and Capital of $152.5 million aggregate principal amount of 9 7/8% senior subordinated notes due 2011.  Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive our obligations under the Change in Control covenant of the Indenture in connection with the Acquisition.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of July 2, 2005, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 928 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 11 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 939 lawsuits represent approximately 25,000 (excluding spousal claims) plaintiffs. Approximately 92% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos.  We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc.  In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure, however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of July 2, 2005, Invensys has sent us requests for reimbursement totaling $178,300, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $40,200 for the six months ended July 2, 2005.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the six months ended July 2, 2005:

Beginning lawsuits	858
New lawsuits	192
Settlements	(10)
Dismissals and other	(101)
Ending lawsuits	939

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 928 cases pending as of July 2, 2005, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 928 complaints maintained in our records, 700 do not specify the amount of damages sought, 36 generally allege damages in excess of $50,000, three allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25,000, three generally allege damages in excess of $100,000, 18 allege compensatory damages and punitive damages, each in excess of $50,000, 28 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, one alleges compensatory and punitive damages, each in excess of $15,000, seven allege punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 28 generally allege damages in excess of $15,000, six generally allege damages in excess of $25,000, one alleges compensatory damages in excess of $25,000 and two allege compensatory and punitive damages each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

During the year ended December 31, 2004, we recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of July 2, 2005. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

We are not otherwise involved in any material lawsuits.  We historically have not been required to pay any material liability claims.  We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. In connection with the North Safety Products acquisition, we recorded a $2.5 million reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. This reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 2003, we incurred charges of approximately $0.2 million against this reserve, which reduced the reserve balance to $2.3 million. During 2004, we reduced this reserve to $1.0 million to reflect our current expectations of the liability based on information available and recorded a $1.3 million credit to operating expenses. The $1.0 million reserve remains outstanding as of July 2, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

Item 6. Exhibits

Exhibit No.	Description

4.1	First Supplemental Indenture dated as of July 19, 2005 among Norcross Safety Products L.L.C., Norcross Capital Corp. and Wilmington Trust Company, as trustee.
10.1

Credit Agreement dated as of July 19, 2005 among Safety Products Holdings, Inc., as a Guarantor, Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., North Safety Products LTD., the Several Lenders from Time to Time Parties thereto, Credit Suisse, as Administrative Agent, Bank of America, N.A., as Syndication Agent, GMAC Commercial Finance LLC, LaSalle Bank National Association and US Bank National Association, as Documentation Agents, and Credit Suisse, Toronto Branch, as Canadian Agent

10.2	Amended and Restated Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and Robert A. Peterson

10.3	Amended and Restated Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and David F. Myers, Jr.

10.4	Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and William Grilliot

10.5	Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and Charles S. Ellis

10.6	Purchase and Sale Agreement dated May 20, 2005 by and among NSP Holdings L.L.C., Norcross Safety Products L.L.C. and Safety Products Holdings, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Norcross Safety Products L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCROSS SAFETY PRODUCTS L.L.C.

August 15, 2005	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

August 15, 2005	By:	/s/ DAVID F. MYERS, JR.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Manager
(Principal Financial and Accounting Officer)

NORCROSS SAFETY PRODUCTS L.L.C.

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

4.1	First Supplemental Indenture dated as of July 19, 2005 among Norcross Safety Products L.L.C., Norcross Capital Corp. and Wilmington Trust Company, as trustee.
10.1

Credit Agreement dated as of July 19, 2005 among Safety Products Holdings, Inc., as a Guarantor, Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., North Safety Products LTD., the Several Lenders from Time to Time Parties thereto, Credit Suisse, as Administrative Agent, Bank of America, N.A., as Syndication Agent, GMAC Commercial Finance LLC, LaSalle Bank National Association and US Bank National Association, as Documentation Agents, and Credit Suisse, Toronto Branch, as Canadian Agent

10.2	Amended and Restated Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and Robert A. Peterson

10.3	Amended and Restated Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and David F. Myers, Jr.

10.4	Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and William Grilliot

10.5	Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and Charles S. Ellis

10.6	Purchase and Sale Agreement dated May 20, 2005 by and among NSP Holdings L.L.C., Norcross Safety Products L.L.C. and Safety Products Holdings, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002