Form 10-Q
period 2005-10-01
NORCROSS SAFETY PRODUCTS LLC
filed 2005-11-15
CIK 1264010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-110531

NORCROSS SAFETY PRODUCTS L.L.C.

(Exact name of Registrant as Specified in its Charter)

Delaware	61-1283304
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 Spring Road, Suite 425, Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

On November 14, 2005 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended October 1, 2005

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	Predecessor	Successor
	December 31, 2004 (1)	October 1, 2005
Assets
Current assets:
Cash and cash equivalents	$35,731	$4,105
Accounts receivable, less allowance of $2,063 and $2,268 in 2004 and 2005, respectively	61,167	73,919
Inventories	82,532	90,479
Deferred income taxes	60	61
Prepaid expenses and other current assets	3,183	2,392
Total current assets	182,673	170,956
Property, plant, and equipment, net	51,809	63,838
Deferred financing costs, net	9,394	6,550
Goodwill	132,662	116,817
Other intangible assets, net	6,256	238,405
Other noncurrent assets	5,689	5,564
Total assets	$388,483	$602,130

Liabilities and member’s equity
Current liabilities:
Accounts payable	$17,871	$20,667
Accrued expenses	28,127	26,011
Current maturities of long-term obligations	15,252	2,159
Total current liabilities	61,250	48,837
Pension, post-retirement, and deferred compensation	22,923	32,571
Long-term obligations	238,314	245,924
Other noncurrent liabilities	1,653	1,620
Deferred income taxes	4,799	50,861
Minority interest	142	175
	267,831	331,151
Member’s equity:
Contributed capital	116,060	221,068
Accumulated deficit	(42,447)	(1,687)
Due from NSP Holdings L.L.C.	(17,740)	—
Accumulated other comprehensive income	3,529	2,761
Total member’s equity	59,402	222,142
Total liabilities and member’s equity	$388,483	$602,130

(1)          December 31, 2004 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Predecessor		Successor	Predecessor		Successor
	Three months ended October 2, 2004	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005
Net sales	$114,508	$33,806	$85,738	$330,586	$273,074	$85,738
Cost of goods sold	74,797	22,586	58,271	212,129	171,645	58,271
Gross profit	39,711	11,220	27,467	118,457	101,429	27,467
Operating expenses:
Selling	10,688	3,338	8,413	31,514	26,892	8,413
Distribution	5,712	2,014	4,427	16,607	14,634	4,427
General and administrative	10,170	2,503	7,814	29,644	24,696	7,814
Amortization of intangibles	130	46	4,732	380	329	4,732
Strategic alternatives	3	—	—	616	—	—
Management incentive compensation	—	13,554	—	—	13,554	—
Total operating expenses	26,703	21,455	25,386	78,761	80,105	25,386
Income (loss) from operations	13,008	(10,235)	2,081	39,696	21,324	2,081
Other expense (income):
Interest expense	5,573	1,845	3,516	16,869	13,126	3,516
Interest income	(64)	(49)	(39)	(128)	(464)	(39)
Other, net	233	(77)	(110)	826	745	(110)
Income (loss) before income taxes and minority interest	7,266	(11,954)	(1,286)	22,129	7,917	(1,286)
Income tax expense (benefit)	545	(148)	68	2,821	3,519	68
Minority interest	6	2	(2)	22	13	(2)
Net income (loss)	$6,715	$(11,808)	$(1,352)	$19,286	$4,385	$(1,352)

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Amounts in Thousands, Except Units)

	Units	Amount	Contributed Capital	Accumulated Deficit	Due from NSP Holdings L.L.C.	Accumulated Other Comprehensive (Loss) Income	Total
Predecessor Company
Balance at January 1, 2005	100	$—	$116,060	$(42,447)	$(17,740)	$3,529	$59,402
Foreign currency translation adjustments	—	—	—	—	—	(5,651)	(5,651)
Net income	—	—	—	4,385	—	—	4,385
Comprehensive loss							(1,266)
Dividends to NSP Holdings L.L.C.	—	—	—	(9)	—	—	(9)
Due from NSP Holdings L.L.C.	—	—	—	—	(558)	—	(558)
Balance at July 19, 2005	100	$—	$116,060	$(38,071)	$(18,298)	$(2,122)	$57,569

Successor Company
Capital contribution	100	$—	$221,068	$—	$—	$—	$221,068
Foreign currency translation adjustments	—	—	—	—	—	2,761	2,761
Net loss	—	—	—	(1,352)	—	—	(1,352)
Comprehensive income							1,409
Dividends to Safety Products Holdings, Inc.	—	—	—	(335)	—	—	(335)
Balance at October 1, 2005	100	$—	$221,068	$(1,687)	$—	$2,761	$222,142

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Predecessor		Successor
	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005
Operating activities
Net income (loss)	$19,286	$4,385	$(1,352)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,527	6,177	2,417
Amortization of intangibles	380	329	4,732
Amortization of deferred financing costs	1,324	1,020	223
Amortization of original issue discount (premium)	68	58	(193)
Loss on sale of property, plant and equipment	384	—	—
Deferred income taxes	731	(86)	(651)
Minority interest	15	13	(2)
Changes in operating assets and liabilities:
Accounts receivable	(16,700)	(2,607)	(10,145)
Inventories	(2,170)	(1,515)	3,024
Prepaid expenses and other current assets	789	467	414
Other noncurrent assets	15	(477)	115
Accounts payable	347	(492)	3,288
Accrued expenses	(4,365)	14,177	(2,127)
Pension, postretirement, and deferred compensation	706	(1,210)	135
Other noncurrent liabilities	(31)	(30)	(3)
Other	2	22	4
Net cash provided by (used in) operating activities	9,308	20,231	(121)

Investing activities
Purchase of businesses, net of cash acquired	(490)	(653)	(204,707)
Purchases of property, plant, and equipment	(4,284)	(4,250)	(1,471)
Proceeds from sale of property, plant and equipment	480	—	—
Due from NSP Holdings L.L.C.	(459)	—	—
Net cash used in investing activities	(4,753)	(4,903)	(206,178)

Financing activities
Payment of deferred financing costs	—	—	(6,773)
Proceeds from borrowings	—	—	88,000
Payments of debt	(2,228)	(13,623)	(293)
Due from NSP Holdings L.L.C.	(1,116)	(558)	—
Proceeds from capital contribution	—	—	121,114
Dividends to NSP Holdings L.L.C.	(1,927)	(9)	—
Dividends to Safety Products Holdings, Inc.	—	—	(335)
Net cash (used in) provided by financing activities	(5,271)	(14,190)	201,713
Effect of exchange rate changes on cash	738	(2,725)	1,547
Net increase (decrease) in cash and cash equivalents	22	(1,587)	(3,039)
Cash and cash equivalents at beginning of period	16,341	35,731	7,144
Cash and cash equivalents at end of period	$16,363	$34,144	$4,105

See notes to unaudited consolidated financial statements

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.              The Acquisition

On July 19, 2005, Norcross Safety Products L.L.C. (the “Company”) announced the closing of the transaction under which it was acquired by Safety Products Holdings, Inc. (“Safety Products”), a new holding company formed by Odyssey Investment Partners, LLC for the purpose of completing the acquisition (the “Acquisition”).  Pursuant to the terms of the Acquisition, Safety Products purchased all of the outstanding membership units of the Company and all of the outstanding common stock of NSP Holdings Capital Corp., a wholly-owned subsidiary of NSP Holdings L.L.C. (“Holdings”), and pursuant to which Safety Products assumed all of the outstanding indebtedness of the Company and Holdings, in exchange for a base purchase price to Holdings of $472,000, plus the cash in the Company as of April 2, 2005 in the amount of approximately $16,900, less (1) the indebtedness of the Company and its subsidiaries as of April 2, 2005 and (2) certain transaction fees and expenses.  The cash purchase price was $204,488 including direct costs of acquisition of $2,346, and excluding assumed debt of $260,523.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

Predecessor – The consolidated financial statements of the Predecessor represent the consolidated results of operations of Norcross Safety Products L.L.C. prior to the Acquisition.

Successor – The consolidated financial statements of the Successor represent the consolidated results of operations of Norcross Safety Products L.L.C. subsequent to the Acquisition.

The consolidated financial statements of the Successor as of and for the period from July 20, 2005 through October 1, 2005 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 141, Business Combinations.

The Company has not finalized the allocation of the purchase price related to the Acquisition as of October 1, 2005.  The Company has preliminarily allocated the purchase price on the basis of its current estimate of fair value of the underlying assets acquired and liabilities assumed as follows:

As of
July 20, 2005
Cash and cash equivalents	$7,144
Accounts receivable	63,774
Inventories	93,503
Deferred taxes	61
Prepaid expenses and other current assets	2,806
Property, plant, and equipment	64,379
Goodwill	116,293
Other intangible assets	242,459
Other noncurrent assets	5,828
Total assets acquired	$596,247

Accounts payable	17,379
Accrued expenses	28,136
Pension, post-retirement, and deferred compensation	32,436
Other noncurrent liabilities	1,623
Deferred income taxes	51,512
Minority interest	148
Total liabilities assumed	131,234
Net assets acquired	$465,013

Cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities were stated at historical carrying values, given the short term nature of these assets and liabilities.

Other noncurrent assets, long-term debt, and other noncurrent liabilities outstanding as of the effective date of the Acquisition have been allocated based on management’s judgments and estimates.

Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s preliminary estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values.  The Company has established preliminary valuation allowances against those assets for which realization is uncertain.

The Company’s projected pension and other postretirement benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on management’s computations which included valuations performed by independent actuaries engaged by the Company.

The Company has engaged independent appraisers to assist in determining the fair values of property, plant, and equipment, inventories, and other intangible assets, including customer relationships, brand names, developed technology, and backlog.  The Company has received preliminary values from the appraisers, which have been included in the above table; however the final appraisals are not yet complete.

The Company has not yet completed its allocation of purchase price and may make further adjustment to the preliminary allocations in subsequent periods.

The fair value of inventory was estimated at net realizable value equal to total retail prices less direct operating expenses and reasonable profit allowance.

The fair value of customer relationships were estimated utilizing a variation of the income approach known as the excess earnings method. As part of the excess earnings method, projections of cash flows are summarized and discounted back to their net present value at an appropriate intangible asset rate of return in order to estimate the fair value of the customer relationships.

In determining the fair value of brand names, a relief from royalty method was used.  This method is a specific discounted cash flow approach to analyze cash flows attributable to the brand names.  This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the trade name and that the inherent economic value of each trade name is directly related to the cash flows (royalties saved) in the future.

In determining the fair value of developed technology, the relief from royalty method was also utilized in the valuation. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the developed technology and that the inherent economic value of the developed technology is directly related to the cash flows (royalties saved) in the future.

Backlog fair value was estimated as the after-tax net cash flows attributable to outstanding orders at the date of the Acquisition.  Adjustments were made to marketing and selling expenses which were considered to have been incurred by the time orders are received.

Based on preliminary estimates, approximately $116,293 of goodwill was recorded related to the Acquisition.  The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•                  The Company’s leading market position as a designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry offers a competitive advantage in competing for new customers.

•                  The Company, being one of only a small number of companies that can provide complete head-to-toe protection, provides a competitive advantage when selling to new and existing customers.

•                  The diverse customer base and industries served minimizes the potential impact of volatility from any one customer or industry.

Other considerations affecting the value of goodwill include:

•                  The ability of the assembled workforce to develop future innovative technologies and products.

•                  The application of purchase accounting, particularly for such items as pension and deferred tax liabilities for which significant liability balances were recorded with no corresponding significant short-term cash outflows.

The following table presents the pro forma net sales, income from operations, and net income of the Company (based on the preliminary allocation of purchase price) assuming the Acquisition had occurred on January 1, 2004:

	Nine months ended October 2, 2004	Nine months ended October 1, 2005
Net sales	$330,586	$358,812
Income from operations	31,191	20,047
Net income	12,362	1,287

3.              Inventories

Inventories consist of the following:

	Predecessor	Successor
	December 31, 2004	October 1, 2005
At FIFO cost:
Raw materials	$21,726	$22,978
Work in process	10,419	11,803
Finished goods	52,045	55,698
	84,190	90,479
Adjustment to LIFO cost	(1,658)	—
	$82,532	$90,479

As a result of using a new basis of accounting for the Company due to the Acquisition, the LIFO value of inventories approximated the FIFO value of inventories as of October 1, 2005.

4.              Debt

The Company’s debt consists of the following:

	Predecessor	Successor
	December 31, 2004	October 1, 2005
Revolving credit facilities	$—	$—
Term loan	97,725	87,780
Senior subordinated notes	152,500	152,500
European term loans	469	261
Arbin seller notes	454	—
Subordinated seller notes	3,121	—
Capital lease obligations	207	110
Unamortized (discount) premium on senior subordinated notes	(910)	7,432
	253,566	248,083
Less: Current maturities of long-term obligations	15,252	2,159
	$238,314	$245,924

Aggregate maturities of long-term debt as of October 1, 2005, are as follows:

2006	$2,159
2007	2,021
2008	2,089
2009	2,195
2010	2,311
Thereafter	237,308
$248,083

On July 19, 2005, the Company entered into a new Senior Credit Facility (the “New Credit Facility”) which provides for aggregate borrowings of $138,000, consisting of (a) a term loan in the amount of $88,000, payable in twenty-eight consecutive quarterly installments which commenced on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50,000.  The revolving credit facility is comprised of a U.S. revolving facility and a Canadian subfacility.  The amount of the total U.S. revolving facility is an amount equal to $50,000 less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25,000 less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of the Company or the U.S. Subsidiary Borrowers (as defined in the New Credit Facility), one or more new term loan facilities may be added in any aggregate amount of up to $100,000 (and not less than $10,000 for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance the Company’s existing senior credit facility.

In connection with the closing of the Acquisition, the Company entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among the Company, Norcross Capital Corp. (“Capital”), the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance by the Company and Capital of $152,500 aggregate principal amount of 9 7/8% senior subordinated notes due 2011.  Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive the Company’s obligations under the Change in Control covenant of the Indenture in connection with the Acquisition.

5.              Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Predecessor				Successor
	Nine months ended October 2, 2004		January 1, 2005 through July 19, 2005		July 20, 2005 though October 1, 2005
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$1,175	$19	$903	$14	$384	$5
Interest cost	2,633	62	1,960	43	756	15
Expected return on plan assets	(2,012)	—	(1,780)	—	(724)	—
Amortization of prior service cost	4	13	3	10	—	—
Amortization of actuarial loss	664	64	527	48	—	—
	$2,464	$158	$1,613	$115	$416	$20

6.              Income Taxes

The income tax expense (benefit) for the Predecessor differs from the amount of income tax expense (benefit) computed by applying the U.S. federal income tax rate to income (loss) before income taxes and minority interest primarily due to: 1) the tax structure of certain U.S. subsidiaries which requires income taxes to be distributed to and paid by the unitholders, 2) net operating loss carryforwards in the United States and 3) the settlement of income tax audits in Canada and the Netherlands.

The income tax expense for the Successor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to loss before income taxes and minority interest primarily due to net operating loss carryforwards in the United States and the impact of purchase accounting adjustments related to the Acquisition.

7.              Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of October 1, 2005, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,182 lawsuits involving respirators manufactured and sold by it or its predecessors. The Company is also monitoring an additional 11 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 1,193 lawsuits represent a total of approximately 23,938 plaintiffs. Approximately 92% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after its October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants. The Company is jointly with Invensys handling the defense of all of the cases which allege exposure, including periods pre and post October 1998.  The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date.  As of October 1, 2005, Invensys has sent us requests for reimbursement totaling $215, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $60 for the nine months ended October 1, 2005 . The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the nine months ended October 1, 2005:

	Plaintiffs	Cases
Beginning lawsuits	25,944	858
New lawsuits	2,051	505
Settlements	(45)	(23)
Dismissals and other	(4,012)	(147)
Ending lawsuits	23,938	1,193

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 1,182 cases pending as of October 1, 2005 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 1,182 complaints maintained in the Company’s records, 909 do not specify the amount of damages sought, 26 generally allege damages in excess of $50, two allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 90 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, 18 allege compensatory damages and punitive damages, each in excess of $50, 26 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one alleges compensatory damages and punitive damages, each in excess of $10, two allege compensatory and punitive damages, each in excess of $15, seven allege punitive damages in excess of $25, one alleges punitive damages in excess of $50, 88 generally allege damages in excess of $15, six generally allege damages in excess of $25, one alleges compensatory damages in excess of $25, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore does know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information.  Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Predecessor recorded a $1,250 liability and charge to operating expenses to establish a reserve for respiratory claims during the year ended December 31, 2004, which remains outstanding as of October 1, 2005.  The Company believes that this reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by the Company in consultation with an independent consultant.  The Company believes that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred.  In connection with the North Safety Products acquisition, the Predecessor recorded a $2,500 reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 31, 2003, the Predecessor incurred charges of $200 against this reserve, which reduced the balance to $2,300.  During 2004, the Predecessor reduced this reserve to $1,000 to reflect its current expectations of the liability based on information available and recorded a $1,300 credit to operating expenses. The $1,000 reserve remains outstanding as of October 1, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

8.              Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Predecessor
Three Months Ended October 2, 2004
Net sales—third parties	$80,432	$20,267	$13,809	$—	$—	$114,508
Net sales—intersegment	2,378	—	—	—	(2,378)	—
Income (loss) from operations	6,968	4,114	3,191	(1,265)	—	13,008

July 3, 2005 through July 19, 2005
Net sales—third parties	22,735	6,616	4,455	—	—	33,806
Net sales—intersegment	693	—	—	—	(693)	—
Income (loss) from operations	1,834	1,188	615	(13,872)	—	(10,235)

Successor
July 20, 2005 through October 1, 2005
Net sales—third parties	59,788	14,770	11,180	—	—	85,738
Net sales—intersegment	1,571	—	—	—	(1,571)	—
Income (loss) from operations	2,029	(400)	1,576	(1,124)	—	2,081

Predecessor
Nine Months Ended October 2, 2004
Net sales—third parties	232,324	59,905	38,357	—	—	330,586
Net sales—intersegment	7,267	—	—	—	(7,267)	—
Income (loss) from operations	24,040	11,360	8,335	(4,039)	—	39,696

January 1, 2005 through July 19, 2005
Net sales—third parties	187,814	51,702	33,558	—	—	273,074
Net sales—intersegment	5,548	—	—	—	(5,548)	—
Income (loss) from operations	19,937	9,332	8,442	(16,387)	—	21,324

Successor
July 20, 2005 through October 1, 2005
Net sales—third parties	59,788	14,770	11,180	—	—	85,738
Net sales—intersegment	1,571	—	—	—	(1,571)	—
Income (loss) from operations	2,029	(400)	1,576	(1,124)	—	2,081

9.              Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the New Credit Facility and the senior subordinated notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor
October 1, 2005
Current assets:
Cash and cash equivalents	$4,916	$—	$(2,366)	$1,555	$—	$4,105
Accounts receivable, net	11,401	—	34,527	27,991	—	73,919
Inventories	11,707	—	38,653	40,119	—	90,479
Deferred income taxes	—	—	—	61	—	61
Prepaid expenses and other current assets	464	—	1,271	657	—	2,392
Total current assets	28,488	—	72,085	70,383	—	170,956
Property, plant, and equipment, net	6,877	—	35,419	21,542	—	63,838
Deferred financing costs, net	6,550	—	—	—	—	6,550
Goodwill	17,466	—	66,880	32,471	—	116,817
Other intangible assets, net	24,998	—	183,123	30,284	—	238,405
Investment in subsidiaries	315,278	—	69,317	—	(384,595)	—
Other noncurrent assets	—	—	3,541	2,023	—	5,564
Total assets	$399,657	$—	$430,365	$156,703	$(384,595)	$602,130
Current liabilities:
Accounts payable	$3,235	$—	$10,186	$7,246	$—	$20,667
Accrued expenses	7,928	—	10,205	7,878	—	26,011
Current maturities of long-term obligations	1,972	—	101	86	—	2,159
Total current liabilities	13,135	—	20,492	15,210	—	48,837
Pension, post-retirement, and deferred compensation	119	—	31,825	627	—	32,571
Long-term obligations	245,740	—	—	184	—	245,924
Intercompany balances	(81,479)	—	32,475	49,004	—	—
Other noncurrent liabilities	—	—	1,597	23	—	1,620
Deferred income taxes	—	—	35,278	15,583	—	50,861
Minority interest	—	—	—	175	—	175
	164,380	—	101,175	65,596	—	331,151
Member’s equity:
Contributed capital	221,068	—	304,591	74,536	(379,127)	221,068
Accumulated deficit	(1,687)	—	4,107	1,361	(5,468)	(1,687)
Accumulated other comprehensive income	2,761	—	—	—	—	2,761
Total member’s equity	222,142	—	308,698	75,897	(384,595)	222,142
Total liabilities and member’s equity	$399,657	$—	$430,365	$156,703	$(384,595)	$602,130

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Predecessor
December 31, 2004
Current assets:
Cash and cash equivalents	$32,859	$—	$(2,780)	$5,652	$—	$35,731
Accounts receivable, net	10,940	—	27,140	23,087	—	61,167
Inventories	9,572	—	33,175	39,785	—	82,532
Deferred income taxes	—	—	—	60	—	60
Prepaid expenses and other current assets	947	—	1,281	955	—	3,183
Total current assets	54,318	—	58,816	69,539	—	182,673
Property, plant and equipment, net	4,722	—	25,964	21,123	—	51,809
Deferred financing costs, net	9,394	—	—	—	—	9,394
Goodwill, net	426	—	104,833	27,403	—	132,662
Other intangible assets, net	3,730	—	—	2,526	—	6,256
Investment in subsidiaries	167,009	—	42,555	—	(209,564)	—
Other noncurrent assets	—	—	3,689	2,000	—	5,689
Total assets	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483
Current liabilities:
Accounts payable	$3,614	$—	$7,296	$6,961	$—	$17,871
Accrued expenses	10,937	—	9,349	7,841	—	28,127
Current maturities of long-term obligations	13,358	—	567	1,327	—	15,252
Total current liabilities	27,909	—	17,212	16,129	—	61,250
Pension, post-retirement and deferred compensation	147	—	22,042	734	—	22,923
Long-term obligations	237,957	—	68	289	—	238,314
Intercompany balances	(85,816)	—	33,954	51,862	—	—
Other noncurrent liabilities	—	—	1,589	64	—	1,653
Deferred income taxes	—	—	—	4,799	—	4,799
Minority interest	—	—	—	142	—	142
	152,288	—	57,653	57,890	—	267,831
Member’s equity:
Contributed capital	116,060	—	148,417	49,280	(197,697)	116,060
Accumulated deficit	(42,447)	—	12,575	(708)	(11,867)	(42,447)
Due from NSP Holdings L.L.C.	(17,740)	—	—	—	—	(17,740)
Accumulated other comprehensive income	3,529	—	—	—	—	3,529
Total member’s equity	59,402	—	160,992	48,572	(209,564)	59,402
Total liabilities and member’s equity	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor
July 20, 2005 through October 1, 2005
Third party	$13,760	$—	$43,233	$28,745	$—	$85,738
Intercompany	1,325	—	1,190	1,689	(4,204)	—
Net sales	15,085	—	44,423	30,434	(4,204)	85,738
Cost of goods sold	11,460	—	29,732	21,283	(4,204)	58,271
Gross profit	3,625	—	14,691	9,151	—	27,467
Operating expenses:
Selling	607	—	4,336	3,470	—	8,413
Distribution	742	—	1,778	1,907	—	4,427
General and administrative	1,584	—	4,066	2,164	—	7,814
Amortization of intangibles	1,077	—	3,449	206	—	4,732
Total operating expenses	4,010	—	13,629	7,747	—	25,386
(Loss) income from operations	(385)	—	1,062	1,404	—	2,081
Other expense (income):
Interest expense	3,497	—	9	10	—	3,516
Interest income	(25)	—	—	(14)	—	(39)
Intercompany	(2,499)	—	(564)	1,474	1,589	—
Other, net	(6)	—	(5)	(99)	—	(110)
(Loss) income before income taxes and minority interest	(1,352)	—	1,622	33	(1,589)	(1,286)
Income tax expense (benefit)	—	—	75	(7)	—	68
Minority interest	—	—	—	(2)	—	(2)
Net (loss) income	$(1,352)	$—	$1,547	$42	$(1,589)	$(1,352)

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor
January 1, 2005 through July 19, 2005
Third party	$36,196	$—	$138,326	$98,552	$—	$273,074
Intercompany	4,647	—	5,457	5,850	(15,954)	—
Net sales	40,843	—	143,783	104,402	(15,954)	273,074
Cost of goods sold	28,049	—	92,160	67,390	(15,954)	171,645
Gross profit	12,794	—	51,623	37,012	—	101,429
Operating expenses:
Selling	1,908	—	13,286	11,698	—	26,892
Distribution	2,422	—	5,790	6,422	—	14,634
General and administrative	4,443	—	13,314	6,939	—	24,696
Amortization of intangibles	187	—	—	142	—	329
Management incentive compensation	13,554	—	—	—	—	13,554
Total operating expenses	22,514	—	32,390	25,201	—	80,105
Income (loss) from operations	(9,720)	—	19,233	11,811	—	21,324
Other expense (income):
Interest expense	13,028	—	15	83	—	13,126
Interest income	(422)	—	—	(42)	—	(464)
Intercompany	(26,715)	—	(4,070)	5,702	25,083	—
Other, net	(10)	—	(7)	762	—	745
Income (loss) before income taxes and minority interest	4,399	—	23,295	5,306	(25,083)	7,917
Income tax expense	14	—	606	2,899	—	3,519
Minority interest	—	—	—	13	—	13
Net income (loss)	$4,385	$—	$22,689	$2,394	$(25,083)	$4,385

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor
Nine months ended October 2, 2004
Third party	$54,526	$—	$167,412	$108,648	$—	$330,586
Intercompany	6,133	—	5,008	7,414	(18,555)	—
Net sales	60,659	—	172,420	116,062	(18,555)	330,586
Cost of goods sold	41,409	—	112,104	77,171	(18,555)	212,129
Gross profit	19,250	—	60,316	38,891	—	118,457
Operating expenses:
Selling	2,416	—	16,525	12,573	—	31,514
Distribution	2,732	—	6,765	7,110	—	16,607
General and administrative	5,574	—	15,483	8,587	—	29,644
Amortization of intangibles	204	—	—	176	—	380
Strategic alternatives	616	—	—	—	—	616
Total operating expenses	11,542	—	38,773	28,446	—	78,761
Income from operations	7,708	—	21,543	10,445	—	39,696
Other expense (income):
Interest expense	16,659	—	30	180	—	16,869
Interest income	(88)	—	(4)	(36)	—	(128)
Intercompany	(28,134)	—	(287)	2,434	25,987	—
Other, net	(1)	—	380	447	—	826
Income (loss) before income taxes and minority interest	19,272	—	21,424	7,420	(25,987)	22,129
Income tax (benefit) expense	(14)	—	103	2,732	—	2,821
Minority interest	—	—	—	22	—	22
Net income (loss)	$19,286	$—	$21,321	$4,666	$(25,987)	$19,286

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor
July 20, 2005 through October 1, 2005
Operating activities
Net cash (used in) provided by operating activities	$(7,846)	$—	$7,012	$713	$—	$(121)
Investing activities
Purchase of businesses, net of cash acquired	(38,257)	—	(116,338)	(50,112)	—	(204,707)
Purchase of property, plant, and equipment	(103)	—	(718)	(650)	—	(1,471)
Net cash used in investing activities	(38,360)	—	(117,056)	(50,762)	—	(206,178)
Financing activities
Payments of deferred financing costs	(6,773)	—	—	—	—	(6,773)
Proceeds from borrowings	88,000	—	—	—	—	88,000
Payments of debt	(220)	—	(22)	(51)	—	(293)
Proceeds from capital contribution	121,114	—	—	—	—	121,114
Intercompany	(156,971)	—	108,803	48,168	—	—
Dividends to Safety Products Holdings, Inc.	(335)	—	—	—	—	(335)
Net cash provided by financing activities	44,815	—	108,781	48,117	—	201,713
Effect of exchange rate changes on cash	—	—	1,435	112	—	1,547
Net (decrease) increase in cash and cash equivalents	(1,391)	—	172	(1,820)	—	(3,039)
Cash and cash equivalents at beginning of period	6,307	—	(2,436)	3,273	—	7,144
Cash and cash equivalents at end of period	$4,916	$—	$(2,264)	$1,453	$—	$4,105

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor
January 1, 2005 through July 19, 2005
Operating activities
Net cash (used in) provided by operating activities	$(881)	$—	$19,282	$1,830	$—	$20,231
Investing activities
Purchase of businesses, net of cash acquired	(304)	—	(275)	(74)	—	(653)
Purchase of property, plant, and equipment	(924)	—	(2,298)	(1,028)	—	(4,250)
Net cash used in investing activities	(1,228)	—	(2,573)	(1,102)	—	(4,903)
Financing activities
Payments of debt	(12,850)	—	(512)	(261)	—	(13,623)
Intercompany	15,974	—	(13,913)	(2,061)	—	—
Due from NSP Holdings L.L.C.	(558)	—	—	—	—	(558)
Dividends to NSP Holdings L.L.C.	(9)	—	—	—	—	(9)
Net cash provided by (used in) financing activities	2,557	—	(14,425)	(2,322)	—	(14,190)
Effect of exchange rate changes on cash	—	—	(1,940)	(785)	—	(2,725)
Net increase (decrease) in cash and cash equivalents	448	—	344	(2,379)	—	(1,587)
Cash and cash equivalents at beginning of period	32,859	—	(2,780)	5,652	—	35,731
Cash and cash equivalents at end of period	$33,307	$—	$(2,436)	$3,273	$—	$34,144

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor
Nine months ended October 2, 2004
Operating activities
Net cash (used in) provided by operating activities	$(13,021)	$—	$17,747	$4,582	$—	$9,308
Investing activities
Purchase of businesses, net of cash acquired	(465)	—	—	(25)	—	(490)
Purchase of property, plant, and equipment	(610)	—	(2,668)	(1,006)	—	(4,284)
Proceeds from sale of property, plant and equipment	—	—	480	—	—	480
Due from NSP Holdings L.L.C.	(459)	—	—	—	—	(459)
Net cash used in investing activities	(1,534)	—	(2,188)	(1,031)	—	(4,753)
Financing activities
Payments of debt	(975)	—	(525)	(728)	—	(2,228)
Intercompany	18,690	—	(15,781)	(2,909)	—	—
Due from NSP Holdings L.L.C.	(1,116)	—	—	—	—	(1,116)
Dividends to NSP Holdings L.L.C	(1,927)	—	—	—	—	(1,927)
Net cash provided by (used in) financing activities	14,672	—	(16,306)	(3,637)	—	(5,271)
Effect of exchange rate changes on cash	—	—	422	316	—	738
Net increase (decrease) in cash and cash equivalents	117	—	(325)	230	—	22
Cash and cash equivalents at beginning of period	15,863	—	(1,995)	2,473	—	16,341
Cash and cash equivalents at end of period	$15,980	—	$(2,320)	$2,703	$—	$16,363

10. Comprehensive Income (Loss)

Total Predecessor comprehensive income (loss) (which includes the impact of foreign currency translation) amounted to $8,977, $20,173, $(1,266), and $(10,395) for the three and nine months ended October 2, 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 3, 2005 through July 19, 2005, respectively.  Total Successor comprehensive income amounted to $1,409 for the period from July 20, 2005 through October 1, 2005.

11. Strategic Alternatives

The Predecessor had previously announced that it was in the process of exploring strategic alternatives, including its possible sale.  A decision was made by the Predecessor in the second quarter of 2004 to terminate this process and therefore it has expensed $3 and $616 in associated costs (primarily consisting of professional service fees) for the three and nine months ended October 2, 2004.  These costs are reflected in operating expenses as strategic alternatives.

12. Management Incentive Compensation

As a result of the Acquisition, the Predecessor recognized $13,554 in management incentive compensation expense during the July 3, 2005 through July 19, 2005 predecessor period.  The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Acquisition.  These costs are reflected in operating expenses as management incentive compensation.

13. Subsequent Events

On November 1, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of The Fibre-Metal Products Company (“Fibre-Metal”).  The purchase price consisted of $68,000 in cash which may be increased by the amount that the post-closing working capital adjustment exceeds $9,300 or reduced by the amount that the post-closing working capital adjustment falls below $8,900.  The Company financed the acquisition through additional term borrowings under the New Credit Facility.

On November 1, 2005, the Company entered into the Incremental Facility Amendment to its Credit Agreement dated July 19, 2005 (the “Amendment”).  Under the terms of the Amendment, the Company, the U.S. Borrowers and the Lenders agreed to a total incremental term commitment from the Increasing Lenders of $65,000.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.

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

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and nine months ended October 2, 2004 and October 1, 2005 and have been derived from the unaudited statements of operations. Although the Predecessor and Successor results are not comparable by definition in certain respects due to the Acquisition and the resulting revaluations, the 2005 information is presented on a combined basis for comparative purposes.  For the three months ended October 1, 2005, the Predecessor (July 3, 2005 through July 19, 2005) and Successor (July 20, 2005 through October 1, 2005) results of operations are combined.  For the nine months ended October 1, 2005, the Predecessor (January 1, 2005 through July 19, 2005) and Successor (July 20, 2005 through October 1, 2005) results of operations are combined.

	Predecessor		Successor	Combined	Predecessor		Successor	Combined
	Three months ended October 2, 2004	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended October 1, 2005	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 1, 2005
Net sales:
General industrial	$80,432	$22,735	$59,788	$82,523	$232,324	$187,814	$59,788	$247,602
Fire service	20,267	6,616	14,770	21,386	59,905	51,702	14,770	66,472
Utility/high voltage	13,809	4,455	11,180	15,635	38,357	33,558	11,180	44,738
Total net sales	114,508	33,806	85,738	119,544	330,586	273,074	85,738	358,812
Cost of goods sold	74,797	22,586	58,271	80,857	212,129	171,645	58,271	229,916
Gross profit	39,711	11,220	27,467	38,687	118,457	101,429	27,467	128,896
Operating expenses	26,703	21,455	25,386	46,841	78,761	80,105	25,386	105,491
Income from operations:
General industrial	6,968	1,834	2,029	3,863	24,040	19,937	2,029	21,966
Fire service	4,114	1,188	(400)	788	11,360	9,332	(400)	8,932
Utility/high voltage	3,191	615	1,576	2,191	8,335	8,442	1,576	10,018
Corporate	(1,265)	(13,872)	(1,124)	(14,996)	(4,039)	(16,387)	(1,124)	(17,511)
Total income (loss) from operations	13,008	(10,235)	2,081	(8,154)	39,696	21,324	2,081	23,405
Other expense (income):
Interest expense	5,573	1,845	3,516	5,361	16,869	13,126	3,516	16,642
Interest income	(64)	(49)	(39)	(88)	(128)	(464)	(39)	(503)
Other, net	233	(77)	(110)	(187)	826	745	(110)	635
Income (loss) before income taxes and minority interest	7,266	(11,954)	(1,286)	(13,240)	22,129	7,917	(1,286)	6,631
Income tax expense (benefit)	545	(148)	68	(80)	2,821	3,519	68	3,587
Minority interest	6	2	(2)	—	22	13	(2)	11
Net income (loss)	$6,715	$(11,808)	$(1,352)	$(13,160)	$19,286	$4,385	$(1,352)	$3,033

	Predecessor		Successor	Combined	Predecessor		Successor	Combined
	Three months ended October 2, 2004	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended October 1, 2005	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 1, 2005

Net sales:
General industrial	70.2%	67.3%	69.7%	69.0%	70.3%	68.8%	69.7%	69.0%
Fire service	17.7%	19.6%	17.2%	17.9%	18.1%	18.9%	17.2%	18.5%
Utility/high voltage	12.1%	13.1%	13.1%	13.1%	11.6%	12.3%	13.1%	12.5%
Total net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3%	66.8%	68.0%	67.6%	64.2%	62.9%	68.0%	64.1%
Gross profit	34.7%	33.2%	32.0%	32.4%	35.8%	37.1%	32.0%	35.9%
Operating expenses	23.3%	63.5%	29.6%	39.2%	23.8%	29.3%	29.6%	29.4%
Income from operations:
General industrial	6.1%	5.4%	2.4%	3.2%	7.3%	7.3%	2.4%	6.1%
Fire service	3.6%	3.5%	(0.5)%	0.7%	3.4%	3.4%	(0.5)%	2.5%
Utility/high voltage	2.8%	1.8%	1.8%	1.8%	2.5%	3.1%	1.8%	2.8%
Corporate	(1.1)%	(41.0)%	(1.3)%	(12.5)%	(1.2)%	(6.0)%	(1.3)%	(4.9)%
Total income (loss) from operations	11.4%	(30.3)%	2.4%	(6.8)%	12.0%	7.8%	2.4%	6.5%
Other expense (income):
Interest expense	4.9%	5.5%	4.1%	4.5%	5.1%	4.8%	4.1%	4.6%
Interest income	(0.1)%	(0.1)%	(0.0)%	(0.1)%	(0.0)%	(0.2)%	(0.0)%	(0.1)%
Other, net	0.2%	(0.2)%	(0.2)%	(0.2)%	0.2%	0.3%	(0.2)%	0.2%
Income (loss) before income taxes and minority interest	6.4%	(35.5)%	(1.5)%	(11.0)%	6.7%	2.9%	(1.5)%	1.8%
Income tax expense (benefit)	0.5%	(0.5)%	0.1%	(0.1)%	0.9%	1.3%	0.1%	1.0%
Minority interest	0.0%	0.0%	(0.0)%	0.0%	0.0%	0.0%	(0.0)%	(0.0)%
Net income (loss)	5.9%	(35.0)%	(1.6)%	(10.9)%	5.8%	1.6%	(1.6)%	0.8%

Combined Three Months Ended October 1, 2005 as Compared to Three Months Ended October 2, 2004

Net sales. Net sales increased by $5.0 million, or 4.4%, from $114.5 million for the three months ended October 2, 2004 to $119.5 million for the three months ended October 1, 2005. In our general industrial segment, net sales increased by $2.1 million, or 2.6%, from $80.4 million for the three months ended October 2, 2004 to $82.5 million for the three months ended October 1, 2005. This increase reflects a combination of the following: overall organic growth in our Canadian, European and South African operations of $3.7 million; favorable exchange rates, which had an impact of $1.3 million; and lower overall net sales in the United States of $2.9 million, as strong overall market demand, in part due to the recent hurricane activity in the southeastern United States, was offset by a decrease in government contract shipments of $3.4 million. In our fire service segment, net sales increased by $1.1 million, or 5.5%, from $20.3 million for the three months ended October 2, 2004 to $21.4 million for the three months ended October 1, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $1.8 million, or 13.2%, from $13.8 million for the three months ended October 2, 2004 to $15.6 million for the three months ended October 1, 2005 in part due to the recent hurricane activity in the southeastern United States, strong market demand and new product penetration.

Gross profit. Gross profit decreased by $1.0 million, or 2.6%, from $39.7 million for the three months ended October 2, 2004 to $38.7 million for the three months ended October 1, 2005.  Excluding the impact of inventory purchase accounting adjustments in our general industrial and fire service segments of $2.0 million and $1.3 million, respectively, gross profit increased by $2.3 million, or 5.6%.  This increase was primarily attributable to the $5.0 million, or 4.4% increase in net sales. After adjusting for the inventory purchase accounting adjustments, our overall gross profit margin of 35.1% for the three months ended October 1, 2005 was favorable to the 34.7% gross profit margin for the three months ended October 2, 2004.  In our general industrial segment (after adjusting for expenses related to purchase accounting of $2.0 million), gross profit increased by $2.0 million, or 7.1%, from $27.4 million for the three months ended October 2, 2004 to $29.4 million for the three months ended October 1, 2005. This increase was primarily due to the overall net sales increase of $2.1 million, or 2.6%, favorable exchange rates which has an impact of $0.5 million, and improved margin realization. In our fire service segment (after adjusting for expenses related to purchase accounting of $1.3 million), gross profit decreased by $0.1 million, or 1.0%, from $6.9 million for the three months ended October 2, 2004 to $6.8 million for the three months ended October 1, 2005, as higher net sales of $1.1 million, or 5.5%, were offset by lower margin realization. In our utility/high voltage segment, gross profit increased $0.4 million, or 6.4%, from $5.4 million for the three months ended October 2, 2004 to $5.8 million for the three months ended October 1, 2005, primarily due to the $1.8 million, or 13.2%, increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $20.1 million, or 75.4%, from $26.7 million for the three months ended October 2, 2004 to $46.8 million for the three months ended October 1, 2005. In our general industrial segment, operating expenses increased by $3.1 million, or 15.2%, from $20.5 million for the three months ended October 2, 2004 to $23.6 million for the three months ended October 1, 2005, primarily due to incremental amortization expense of $2.1 million associated with intangible assets recorded as part of purchase accounting; higher exchange rates, which had an impact of $0.4 million; and increased variable distribution and selling expenses associated with the $2.1 million, or 2.6% increase in net sales. In our fire service segment, operating expenses increased $2.0 million, or 70.9%, from $2.7 million for the three months ended October 2, 2004 to $4.7 million for the three months ended October 1, 2005, primarily due to higher amortization expense of $1.6 million associated with intangible assets recorded as part of purchase accounting and higher general and administrative expenses. In our utility/high voltage segment, operating expenses increased by $1.4 million, or 60.5%, from $2.2 million for the three months ended October 2, 2004 to $3.6 million for the three months ended October 1, 2005, primarily due to higher amortization expense of $1.0 million associated with intangible assets recorded as part of purchase accounting and higher selling expenses. Corporate expenses for the three months ended October 2, 2004 consisted of $1.3 million of general and administrative expenses.  Corporate expenses for the three months ended October 1, 2005 consisted of $1.4 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.1 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations decreased by $21.2 million, from $13.0 million for the three months ended October 2, 2004 to $(8.2) million for the three months ended October 1, 2005.  Excluding inventory purchase accounting charges of $3.3 million, incremental amortization expense of $4.7 million, and management incentive compensation charges of $13.6 million, income from operations increased by $0.3 million, or 2.3%.  Excluding these same charges, as a percentage of net sales, income from operations decreased from 11.4% for the three months ended October 2, 2004 to 11.1% for the three months ended October 1, 2005. In our general industrial segment (after adjusting for expenses related to purchase accounting of $4.1 million), income from operations increased by $0.9 million, or 12.7%, from $7.0 million for the three months ended October 2, 2004 to $7.9 million for the three months ended October 1, 2005, primarily due to higher net sales of $2.1 million, or 2.6%, and improved margin performance. In our fire service segment (after adjusting for expenses related to purchase accounting of $2.9 million), income from operations decreased by $0.4 million, or 11.3%, from $4.1 million for the three months ended October 2, 2004 to $3.7 million for the three months ended October 1, 2005, as higher net sales of $1.1 million, or 5.5%, were offset by lower margin realization and higher general and administrative expenses. In our utility/high voltage segment (after adjusting for expenses related to purchase accounting of $1.0 million), income from operations was consistent at $3.2 million for the three months ended October 1, 2005 and October 2, 2004. Corporate expenses for the three months ended October 2, 2004 consisted of $1.3 million of general and administrative expenses.  Corporate expenses for the three months ended October 1, 2005 consisted of $1.4 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.1 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the three months ended October 1, 2005 and October 2, 2004 were depreciation and amortization expenses of $8.1 million and $3.0 million, respectively. Of these amounts, $4.7 million, $1.7 million, $1.7 million and $0.0 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the three months ended October 1, 2005 and $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to these segments and corporate for the three months ended October 2, 2004.

Interest expense. Interest expense decreased from $5.6 million for the three months ended October 2, 2004 to $5.4 million for the three months ended October 1, 2005 primarily due to lower outstanding debt balances. Interest expense incurred by NSP and the subsidiary guarantors totaled $5.5 million for the three months ended October 2, 2004 and $5.3 for the three months ended October 1, 2005.

Other, net. Other, net decreased by $0.4 million from $0.2 million for the three months ended October 2, 2004 to $(0.2) million for the three months ended October 1, 2005, primarily due to lower unrealized foreign exchange losses.

Income tax expense. Income tax expense decreased $0.6 million from the three months ended October 2, 2004 to the three months ended October 1, 2005 primarily due to lower foreign income tax charges.

Net income (loss). Net income (loss) decreased by $19.9 million, from $6.7 million for the three months ended October 2, 2004 to $(13.2) million for the three months ended October 1, 2005. This was the result of the reasons discussed above.

Combined Nine Months Ended October 1, 2005 as Compared to Nine Months Ended October 2, 2004

Net sales. Net sales increased by $28.2 million, or 8.5%, from $330.6 million for the nine months ended October 2, 2004 to $358.8 million for the nine months ended October 1, 2005. In our general industrial segment, net sales increased by $15.3 million, or 6.6%, from $232.3 million for the nine months ended October 2, 2004 to $247.6 million for the nine months ended October 1, 2005. This increase reflects a combination of the following: overall organic growth in our Canadian, European and South African operations of $12.1 million; favorable exchange rates, which had an impact of $6.5 million; and lower overall net sales in the United States of $3.3 million as strong overall market demand, in part due to the recent hurricane activity in the southeastern United States, was offset by a decrease in government contract shipments of $7.3 million. In our fire service segment, net sales increased by $6.6 million, or 11.0%, from $59.9 million for the nine months ended October 2, 2004 to $66.5 million for the nine months ended October 1, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $6.3 million, or 16.6%, from $38.4 million for the nine months ended October 2, 2004 to $44.7 million for the nine months ended October 1, 2005, driven by the recent hurricane activity in the southeastern United States, strong overall market demand and new product penetration.

Gross profit. Gross profit increased by $10.4 million, or 8.8%, from $118.5 million for the nine months ended October 2, 2004 to $128.9 million for the nine months ended October 1, 2005.   Excluding the impact of inventory purchase accounting adjustments in our general industrial and fire service segments of $2.0 million and $1.3 million, respectively, gross profit increased by $13.7 million, or 11.6%.  This increase was primarily attributable to the $28.2 million, or 8.5% increase in net sales. After adjusting for the inventory purchase accounting adjustments, our overall gross profit margin of 36.8% for the nine months ended October 1, 2005 was favorable to the 35.8% gross profit margin for the nine months ended October 2, 2004. In our general industrial segment (after adjusting for expenses related to purchase accounting of $2.0 million), gross profit increased by $8.9 million, or 10.7%, from $84.0 million for the nine months ended October 2, 2004 to $92.9 million for the nine months ended October 1, 2005. This increase was primarily due to the overall net sales increase of $15.3 million, or 6.6%, favorable exchange rates which has an impact of $2.4 million, and improved margin realization.

In our fire service segment (after adjusting for expenses related to purchase accounting of $1.3 million), gross profit increased by $1.3 million, or 6.4%, from $19.7 million for the nine months ended October 2, 2004 to $21.0 million for the nine months ended October 1, 2005, as the $6.6 million, or 11.0% increase in net sales was partially offset by lower margin realization. In our utility/high voltage segment, gross profit increased by $3.5 million, or 23.6%, from $14.7 million for the nine months ended October 2, 2004 to $18.2 million for the nine months ended October 1, 2005, primarily due to the $6.3 million, or 16.6% increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $26.7 million, or 33.9%, from $78.8 million for the nine months ended October 2, 2004 to $105.5 million for the nine months ended October 1, 2005. In our general industrial segment, operating expenses increased by $9.1 million, or 15.1%, from $59.9 million for the nine months ended October 2, 2004 to $69.0 million for the nine months ended October 1, 2005, primarily due to incremental amortization expense of $2.1 million associated with intangible assets recorded as part of purchase accounting; higher exchange rates, which had an impact of $1.7 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $15.3 million, or 6.6% increase in net sales. In our fire service segment, operating expenses increased $2.4 million, or 28.5%, from $8.4 million for the nine months ended October 2, 2004 to $10.8 million for the nine months ended October 1, 2005, primarily due to higher amortization expense of $1.6 million associated with intangible assets recorded as part of purchase accounting and additional general and administrative expenses. In our utility/high voltage segment, operating expenses increased by $1.8 million, or 28.0%, from $6.4 million for the nine months ended October 2, 2004 to $8.2 million for the nine months ended October 1, 2005, primarily due to higher amortization expense of $1.0 million associated with intangible assets recorded as part of purchase accounting and higher selling expenses. Corporate expenses for the nine months ended October 2, 2004 consisted of $3.4 million of general and administrative expenses and $0.6 million of expenses associated with exploring strategic alternatives.  Corporate expenses for the nine months ended October 1, 2005 consisted of $3.9 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.5 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations decreased by $16.3 million, or 41.0%, from $39.7 million for the nine months ended October 2, 2004 to $23.4 million for the nine months ended October 1, 2005.  Included in income from operations for the nine months ended October 1, 2005 were: (1) inventory purchase accounting charges of $3.3 million; (2) incremental amortization expenses of $4.7 million related to purchase accounting; and (3) $13.6 million of management incentive compensation expense.  Included in income from operations for the nine months ended October 2, 2004 were $0.6 million of expenses related to exploring strategic alternatives.  Excluding these charges, income from operations increased by $4.6 million, or 11.4%.  Excluding these same charges, as a percentage of net sales, income from operations increased from 12.2% for the nine months ended October 2, 2004 to 12.5% for the nine months ended October 1, 2005. In our general industrial segment (after adjusting for expenses related to purchase accounting of $4.1 million), income from operations increased by $2.0 million, or 8.1%, from $24.0 million for the nine months ended October 2, 2004 to $26.0 million for the nine months ended October 1, 2005, primarily due to higher net sales of $15.3 million, or 6.6%. In our fire service segment (after adjusting for expenses related to purchase accounting of $2.9 million), income from operations increased by $0.4 million, or 3.8%, from $11.4 million for the nine months ended October 2, 2004 to $11.8 million for the nine months ended October 1, 2005, as the $6.6 million, or 11.0%, increase in net sales was partially offset by lower margin realization. In our utility/high voltage segment (after adjusting for expenses related to purchase accounting of $1.0 million), income from operations increased by $2.8 million, or 32.8%, from $8.3 million for the nine months ended October 2, 2004 to $11.1 million for the nine months ended October 1, 2005, primarily due to higher net sales of $6.3 million, or 16.6%, and improved manufacturing performance. Corporate expenses for the nine months ended October 2, 2004 consisted of $3.4 million of general and administrative expenses and $0.6 million of expenses associated with exploring strategic alternatives.  Corporate expenses for the nine months ended October 1, 2005 consisted of $3.9 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.5 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the nine months ended October 1, 2005 and October 2, 2004 were depreciation and amortization expenses of $13.7 million and $8.9 million, respectively. Of these amounts, $9.3 million, $1.9 million, $2.5 million and $0.0 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the nine months ended October 1, 2005 and $7.2 million, $0.3 million, $0.9 million and $0.5 million were attributable to these segments and corporate for the nine months ended October 2, 2004.

Interest expense. Interest expense decreased by $0.3 million, or 1.3%, from $16.9 million for the nine months ended October 2, 2004 to $16.6 for the nine months ended October 1, 2005 primarily due to lower outstanding debt balances.  Interest expense incurred by NSP and the subsidiary guarantors totaled $16.7 million for the nine months ended October 2, 2004 and $16.5 million for the nine months ended October 1, 2005.

Other, net. Other, net decreased by $0.2 from $0.8 million for the nine months ended October 2, 2004 to $0.6 million for the nine months ended October 1, 2005 due to lower unrealized foreign exchange losses recorded during the nine months ended October 1, 2005 and the $0.4 million loss recorded on the sale of property, plant and equipment for the nine months ended October 2, 2004.

Income tax expense. Income tax expense increased by $0.8 million, from $2.8 million for the nine months ended October 2, 2004 to $3.6 million for the nine months ended October 1, 2005, as a result of higher income tax expense levels at foreign operations.

Net income. Net income decreased by $16.3 million, from $19.3 million for the nine months ended October 2, 2004 to $3.0 million for the nine months ended October 1, 2005. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the nine months ended October 1, 2005 and October 2, 2004, cash provided by operating activities was $20.1 million and $9.3 million, respectively. The $10.8 million improvement was primarily attributable to the $4.6 million increase in operating income (after adjusting for expenses related to purchase accounting, management incentive compensation, and strategic alternatives expense) and favorable working capital activity.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $5.7 million for the nine months ended October 1, 2005 and $4.3 million for the nine months ended October 2, 2004. The successor period investing activities from July 20, 2005 through October 1, 2005 include $204.5 million of cash purchase price related to the Acquisition recorded as part of push down purchase accounting.  During the nine months ended October 2, 2004, we funded cash to Holdings of $0.5 million which was recorded under investing activities.

As of October 1, 2005, we had working capital of $122.1 million and cash of $4.1 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the predecessor period from January 1, 2005 through July 19, 2005, net cash used in financing activities was $14.2 million, including an excess cash flow sweep payment under the terms of former senior credit facility of $12.2 million and $0.6 million of cash funded to Holdings. For the successor period from July 20, 2005 through October 1, 2005, net cash provided by financing activities was $201.7 million, including $88.0 million of borrowings under our New Credit Facility used to fund the Acquisition and $121.1 million of capital contributions from Safety Products recorded as part of push down purchase accounting related to the Acquisition.  Additionally, we paid $6.8 million in deferred financing costs consisting of expenses associated with the New Credit Facility and the $152.5 million senior subordinated notes, which are further discussed below.  For the Predecessor nine months ended October 2, 2004, net cash used in financing activities was $5.3 million, representing payments on long-term obligations of $2.2 million, dividends to Holdings of $1.9 million and cash funded to Holdings of $1.1 million.

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

As of October 1, 2005, borrowings under the New Credit Facility bore interest at a weighted average rate of 6.0%. Prior to June 30, 2010, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $0.9 million per annum, with the remainder due on September 30, 2012.

On November 1, 2005, we entered into the Incremental Facility Amendment to the credit agreement dated July 19, 2005 (the “Amendment”).  Under the terms of the Amendment, the Company, the U.S. Borrowers and the Lenders agreed to a total incremental term commitment from the Increasing Lenders of $65.0 million.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.

Borrowings under the U.S. revolving facility and term loan will bear interest at a rate per annum equal to our choice of (a) an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Credit Suisse as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or (b) the Eurodollar rate, plus an applicable margin.  Borrowings under the Canadian subfacility will bear interest at a rate per annum equal to the Canadian prime rate (which is the higher of (i) the rate of interest announced by Credit Suisse, Toronto Branch, as its reference rate then in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada and (ii) the CDOR rate plus 0.50% per annum), plus an applicable margin, or with respect to banker’s acceptances or their equivalents, the discount rate (as defined in the credit agreement) plus an applicable margin.

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

Our domestic subsidiaries (including any future or indirect subsidiaries that may be created or acquired by us) and Safety Products guarantee the U.S. Subsidiary Borrowers’ and our obligations under the New Credit Facility. The guarantees in respect of the New Credit Facility are secured by a perfected first priority security interest in all of our equity securities, the equity securities of our direct and indirect domestic subsidiaries, substantially all of the guarantors’ tangible and intangible assets and 65% of the equity securities of, or equity interest in, certain of our foreign first-tier subsidiaries, subject to certain exceptions.  All of the Canadian Borrower’s obligations under the New Credit Facility are be secured by all of the assets of our present and future Canadian subsidiaries, and are guaranteed by all of our present and future Canadian subsidiaries.

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

We believe that our internal cash flows and borrowings under the revolving portions of the New Credit Facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the foreseeable future, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and the New Credit Facility, may limit our ability to pursue any of these alternatives.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of October 1, 2005, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,182 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 11 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 1,193 lawsuits represent approximately 23,938 (excluding spousal claims) plaintiffs. Approximately 92% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos.  We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc.  In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure, however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of October 1, 2005, Invensys has sent us requests for reimbursement totaling $214,900, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $59,500 for the nine months ended October 1, 2005.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the nine months ended October 1, 2005:

	Plaintiffs	Cases
Beginning lawsuits	25,944	858
New lawsuits	2,051	505
Settlements	(45)	(23)
Dismissals and other	(4,012)	(147)
Ending lawsuits	23,938	1,193

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 928 cases pending as of October 1, 2005, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 1,182 complaints maintained in our records, 909 do not specify the amount of damages sought, 26 generally allege damages in excess of $50,000, two allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 90 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, 18 allege compensatory damages and punitive damages, each in excess of $50,000, 26 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, two allege compensatory and punitive damages, each in excess of $15,000, seven allege punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 88 generally allege damages in excess of $15,000, six generally allege damages in excess of $25,000, one alleges compensatory damages in excess of $25,000 and two allege compensatory and punitive damages each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

During the year ended December 31, 2004, the Predecessor recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of October 1, 2005. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

We are not otherwise involved in any material lawsuits.  We historically have not been required to pay any material liability claims.  We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. In connection with the North Safety Products acquisition, the Predecessor recorded a $2.5 million reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. This reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 2003, the Predecessor incurred charges of approximately $0.2 million against this reserve, which reduced the reserve balance to $2.3 million. During 2004, the Predecessor reduced this reserve to $1.0 million to reflect our current expectations of the liability based on information available and recorded a $1.3 million credit to operating expenses. The $1.0 million reserve remains outstanding as of October 1, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

10.1

Incremental Facility Amendment dated as of November 1, 2005 among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., the Several Lenders from Time to Time Parties thereto, and Credit Suisse, as Administrative Agent.

10.2

Stock Purchase Agreement dated as of October 3, 2005 by and among Norcross Safety Products L.L.C., The Fibre-Metal Products Company, Residuary Trust under the Will of Charles E. Bowers, Jr., Trust under the Will of Charles E. Bowers, Jr. for the benefit of Judith L. Bowers, Charles E. Bowers, Jr. Irrevocable Trust dated December 17, 1990 and Charles J. Grandi.

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

NORCROSS SAFETY PRODUCTS L.L.C.

November 15, 2005	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

November 15, 2005	By:	/s/ DAVID F. MYERS, JR.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Manager
(Principal Financial and Accounting Officer)

NORCROSS SAFETY PRODUCTS L.L.C.

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

10.1

Incremental Facility Amendment dated as of November 1, 2005 among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., the Several Lenders from Time to Time Parties thereto, and Credit Suisse, as Administrative Agent.

10.2

Stock Purchase Agreement dated as of October 3, 2005 by and among Norcross Safety Products L.L.C., The Fibre-Metal Products Company, Residuary Trust under the Will of Charles E. Bowers, Jr., Trust under the Will of Charles E. Bowers, Jr. for the benefit of Judith L. Bowers, Charles E. Bowers, Jr. Irrevocable Trust dated December 17, 1990 and Charles J. Grandi.

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