Form 10-K
period 2005-12-31
NORCROSS SAFETY PRODUCTS LLC
filed 2006-03-27
CIK 1264010

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from        to        .

COMMISSION FILE NUMBER:  333-110531

NORCROSS SAFETY PRODUCTS L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	61-1283304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Spring Road, Suite 425 Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)

(630) 572-5715

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒  No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

None of the Registrant’s units are held by non-affiliates of the Registrant.

As of March 17, 2006, the Registrant had 100 units outstanding, all of which were owned by the Registrant’s parent, Safety Products Holdings, Inc.

Documents Incorporated by Reference

None

PART I

ITEM 1.                                                     BUSINESS

Company Overview

Norcross Safety Products L.L.C. (the “Company”, “We” or “Norcross”) is a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, head and face protection, bunker gear and linemen equipment for utility workers.

We sell our products under trusted, long-standing and well-recognized brand names, including North, KCL, Fibre-Metal, Morning Pride, Ranger, Servus, Pro-Warrington and Salisbury. We believe these brand names have a strong reputation for excellence in protecting workers from hazardous and life-threatening environments, which is a key purchasing consideration for personal protection equipment. We believe our brand names, reputation, history of developing innovative products and a comprehensive line of high-quality, differentiated products and high levels of customer service have enhanced our relationships with our distributors and end-users. These factors have enabled us to achieve strong market share positions in key product lines. In addition, the non-discretionary and consumable nature of our products provides us with stable and recurring revenues.

We are one of the largest participants in the personal protection equipment industry with approximately 3,000 employees in 31 facilities worldwide. We market and sell our products through three distinct sales forces dedicated to our three target markets. Our sales representatives work closely with third-party distributors, while simultaneously calling on end-users to generate “pull-through” demand for our products. We manufacture or assemble the majority of the products we sell. Approximately 80% of our net sales in 2005 were to customers in North America, with the remainder to customers primarily in Europe. We generated net sales of $370.8 million, $438.5 million and $481.1 million, and Adjusted EBITDA (as defined in Item 6 below) of $54.2 million, $64.4 million and $70.4 million for the years ended December 31, 2003 and 2004 and the combined year ended December 31, 2005, respectively.

We classify our diverse product offerings into three primary operating segments:

General Safety and Preparedness. We offer a diverse portfolio of leading products for a wide variety of industries, including the manufacturing, agriculture, construction, food processing, pharmaceutical and automotive industries and the military, under the North, Ranger, Servus, KCL and Fibre-Metal brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general safety and preparedness products primarily through industrial distributors. Our general safety and preparedness segment generated net sales of $257.2 million, $308.6 million and $332.5 million for the years ended December 31, 2003 and 2004 and the combined year ended December 31, 2005, respectively.

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service market, offering firefighters head-to-toe protection. Our products include bunker gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington. We are widely known for developing innovative equipment; for example, our bunker gear alone has more than 100 patented features and our urban search and rescue products are certified by third-party testing labs as meeting all of the requirements of the National Fire Protection Agency (“NFPA”) and other regulatory bodies. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors. Our fire service segment generated net sales of $70.3 million, $78.9 million and $87.9 million for the years ended December 31, 2003 and 2004 and the combined year ended December 31, 2005, respectively.

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the electrical safety market under the Servus and Salisbury brands. Our products, including linemen equipment, gloves, sleeves and footwear, are designed to protect workers from up to 36,000 volts of electricity. All our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”) and the American Society for Testing of Materials (“ASTM”). We sell our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.

Our electrical safety segment generated net sales of $43.2 million, $51.0 and $60.6 million for the years ended December 31, 2003 and 2004 and the combined year ended December 31, 2005, respectively.

In May 2005, Safety Products Holdings, Inc. (“Safety Products”) was formed to effect the acquisition from NSP Holdings L.L.C. (“NSP Holdings”) of all the issued and outstanding equity interests of Norcross and NSP Holdings Capital Corp. (“NSP Capital”) in a transaction valued at approximately $481.0 million. To execute this transaction, Safety Products, NSP Holdings and Norcross entered into a purchase and sale agreement whereby Safety Products acquired all of the equity interests of Norcross and NSP Capital. As a result of the acquisition, Safety Products became the sole unit holder of Norcross. The acquisition was completed in July 2005 and was funded with proceeds to Safety Products from the issuance and sale of $25.0 million of senior pay in kind notes as well as an equity investment by affiliates of Odyssey Investment Partners, LLC, or Odyssey, and General Electric Pension Trust, or GEPT, and certain members of management of Norcross. Concurrently with the acquisition, Norcross also entered into a new senior credit facility consisting of an $88.0 million term loan and a $50.0 million revolving credit facility.

In November 2005, Norcross completed the acquisition of all of the issued and outstanding capital stock of The Fibre-Metal Products Company (“Fibre-Metal”). The purchase price of $68.0 million (excluding acquisition costs) was financed through additional term borrowings under the senior credit facility and cash on the balance sheet.

We refer herein to the acquisition of Norcross as the “Norcross Transaction” and to the acquisition of Fibre-Metal as the “Fibre-Metal Transaction.”  We also refer herein collectively to the Norcross Transaction and the Fibre-Metal Transaction as the “Transactions.”

Industry Overview

The worldwide personal protection equipment industry, which we estimate to be over $20 billion in size, is highly fragmented with few market participants offering a broad line of products. Demand for personal protection equipment is relatively stable, as purchases of these products are generally non-discretionary due to their use in protecting workers from bodily harm in hazardous and life-threatening work environments and as a result of government and industry regulations mandating their use. Furthermore, many of our products have limited life spans due to normal course wear and tear or because they are one-time use products by design, which results in consistent replacement and recurring revenues for industry participants. Additionally, we sell products, such as our respirator lines, which have both a durable component, in this case the facepiece, and a disposable component, in this case the cartridge. Ordinary-course usage of the disposable component of our equipment creates recurring revenues.

In recent years, several trends have reshaped the market for personal protection equipment, including the following:

Heightened Compliance and Commitment to Worker Safety. Demand for personal protection equipment is driven largely by regulatory standards and recognition by companies of the economic and productivity benefits of a safer workplace. Regulatory bodies and standard-setting entities, such as Occupational Safety & Health Administration (“OSHA”), National Institute for Occupational Safety and Health (“NIOSH”), the NFPA, ANSI and ASTM, require and enforce businesses’ compliance with worker safety regulations and establish strict performance and product design requirements for personal protection equipment. Similarly, while the required standards for worker protection are generally lower outside of North America and parts of Western Europe, many countries have been increasing safety regulations in recent years, creating opportunities for manufacturers to increase sales internationally. In addition, the litigious environment in which companies operate compels many businesses to provide personal protection equipment for their employees and in some cases causes businesses to provide more personal protection equipment than is mandated.

Focus on Domestic Preparedness. In the aftermath of the terrorist attacks of September 11, 2001 and other incidences of terrorism worldwide, governments have significantly increased their focus and their spending on preparedness for conventional and nuclear, biological and chemical attacks. The U.S. government, for example, created a separate cabinet-level Department of Homeland Security and allocated significant funding to further its mission. The 2006 budget request for the Department of Homeland Security is $41.1 billion. One of the Department’s top priorities is to insure that our nation is prepared to respond to incidents throughout our country and therefore it budgeted $5.4 billion for Emergency Preparedness and Response in 2006.

Industrial Distributor Trends. The industrial distribution channel has experienced consolidation over the past several years as distributors have attempted to realize economies of scale. In addition, product procurement trends have shown that distributors are increasing their purchases from large, multi product vendors, thereby simplifying the management of their supply chain, reducing their procurement costs and improving their selling efficiency. Distributors, therefore, have an explicit preference for vendors with broad product offerings and comprehensive services, including consolidated shipping and invoicing, direct marketing to end-users and salesforce training.

Operating Structure

Our operations are organized into three primary operating segments:  general safety and preparedness, fire service and electrical safety. Each segment has a sales force, a marketing team, manufacturing facilities, distribution facilities and customer service functions.

The following table sets forth the percentage of our net sales generated by each of our operating segments for each of the three year periods ended December 31, 2005. The data for the two year periods ended December 31, 2004 and the combined year ended December 31, 2005 has been derived from our audited historical consolidated financial statements.

	Year Ended December 31,		Combined Year Ended December 31,
Segment	2003	2004	2005
General Safety and Preparedness	69.4%	70.4%	69.1%
Fire Service	19.0%	18.0%	18.3%
Electrical Safety	11.6%	11.6%	12.6%

Principal Products

We market one of the broadest offerings of personal protection equipment in the industry. The following is a brief description of each of our principal product categories, organized by each of our three primary operating segments:

General Safety and Preparedness. Our general safety and preparedness products include respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, fall protection and hearing protection.

Respiratory Protection. Our respiratory product offering is one of the broadest and deepest in the industry and includes disposable and reusable masks and face-pieces, filtration cartridges, powered air breathing apparatuses, self-contained breathing apparatuses and airline respirators. We produce respirators for use in a variety of applications, including protection against dust, fumes, volatile chemicals, micro-organisms, fibers, odors, mists and gases. Our traditional strength is in air purifying systems, which utilize cartridges to filter ambient air as opposed to self-contained breathing apparatus which supply fresh air from a portable cylinder. Our 7700 Series half-mask face-piece is among the world’s best selling face-pieces due to its superior fit and comfort. Our acquisition of Arbin Veiligheid B.V. (“Arbin”)  in 2002 added both nuclear, biological and chemical protection cartridges and powered air purifying respirators to our respiratory product offering.

Protective Footwear. Protective footwear is required to protect workers’ feet from falling objects, objects piercing the sole, electrical hazards, hazardous materials, chemicals and extreme temperatures. We produce rubber, injection molded and other footwear to protect against such threats, using a variety of techniques for diverse applications, including meat and food processing, chemical processing, commercial fishing, agricultural work, construction and cold storage. With our origins as a footwear company, we have long held dominant positions within the footwear segments of the personal protection equipment industry through our Ranger and Servus brands. We believe we are the largest manufacturer of both neoprene safety and hand-laid rubber protective footwear for the industrial market in North America. We believe we are the only U.S. footwear provider currently under contract with the U.S. government for overshoe protection against chemical and biological threats.

Hand Protection. Hand protection is required for workers exposed to hazardous substances, vulnerable to severe cuts, abrasions or chemical burns, and exposed to extreme temperatures. We manufacture and source gloves designed to protect workers against each of these threats and for a variety of specific applications, including use in material handling, automotive, construction, meat and food processing and controlled environments. Our products range from basic protection provided by imported cotton gloves to highly-engineered, patented gloves designed to withstand dangerous chemicals present in many workplaces. We market a full range of gloves with performance characteristics tailored to each users application or hazardous situation.

Eye, Head and Face Protection. We offer a wide variety of protective eyewear and face shields that through innovative design and state of the art materials provide what we believe to be a high degree of optical quality, comfort and fit. Many of our products are offered with coatings that provide anti-fog, anti-scratch, anti-UV or anti-static protection. Our hard hats and accessories provide comfortable and dependable head protection, featuring stylish, lightweight shell designs, suspension height adjustment and comfort padding. Our recent acquisition of Fibre-Metal significantly increased the breadth of products in our head and face protection product line and added a new line of welding helmets and accessories.

First Aid. We market a wide range of products, including unitized and bulk first aid supplies, nonprescription medicinals, dermatologicals, eye wash and body flush kits. Regulations require that first aid products be available to workers throughout the workplace, thereby creating stable demand for first aid kits.

Fall Protection. We manufacture and market harnesses, lanyards, confined space retrieval equipment and engineered fall protection systems. This product category often requires customized solutions to meet end-user needs.

Hearing Protection. We manufacture and market a broad line of both disposable and reusable hearing protection products used in a variety of industries. All of our hearing protection products are designed to be as comfortable as possible while protecting against hazardous noise in the workplace. Many of these products are tested for us at an independent third-party National Voluntary Laboratory Accreditation Program certified laboratory.

Fire Service. Our fire service products include bunker gear, fireboots, helmets, gloves and other accessories.

Bunker Gear. Bunker gear is protective clothing worn by firefighters that must meet the strict design specifications set by the NFPA, including resistance to heat and fire, chemicals, viruses and tears. All of our bunker gear meets or exceeds the NFPA’s or other regulatory body specifications. Bunker gear is made-to-order, with custom measurements for each firefighter. We sell bunker gear under the Morning Pride brand name, which has been in existence since 1921 and has high distributor and end-user loyalty. Morning Pride products are made with proprietary designs, are protected by more than 100 patents, and use state-of-the-art materials such as Kevlar™, W.L. Gore’s Crosstech™, PBI™, Nomex Omega™ and P-84™. Our sales force traditionally has been successful in influencing fire departments to specify critical safety features for which we have a patent. Our unique, patented and field-tested features, such as dead air panels, liner inspection ports and heat channel knee technologies, combined with our awareness of end-users’ needs for function and comfort, differentiate our bunker gear from that of our competitors. These proprietary designs and specialized materials have allowed us to improve the performance of bunker gear products and have significantly increased the growth rate of our sales of these products.

Fireboots. Fireboots typically must meet the strict design specifications set by the NFPA, including specifications for heat and flame resistance, compression, sole puncture resistance, electrical hazards and water protection. Leather fireboots are generally lighter in weight and provide firefighters with increased comfort and agility. Rubber fireboots are hand-made using state-of-the-art specialized materials such as Kevlar™, which is more durable than felt, the traditional fireboot material, while providing enhanced wear and flame resistance. Over the last five years, either Ranger, Servus or Pro-Warrington fireboots have been selected by the majority of the major metropolitan fire departments in the U.S.

Helmets, Gloves and Other Accessories. Helmets, gloves and other firefighting accessories typically must meet the strict design specifications set by the NFPA or other regulatory bodies, including those noted above for bunker gear as well as impact resistance, force transmission dissipation and burst strength. These products are made using state-of-the-art specialized materials such as the Fyrglass fiberglass helmet shell, which offers improved strength while being lightweight. Unique features, such as bloodborne pathogen interface capable technologies, differentiate our products from those of our competitors. Over the last decade, we have been selected as the vendor of choice to supply helmets, gloves and other accessories to numerous major metropolitan fire departments in the U.S.

Electrical Safety. Our electrical safety products include linemen equipment, gloves, sleeves and footwear. We also provide electrical safety equipment for industrial applications.

Linemen Equipment. Linemen equipment encompasses an array of products that enable utility workers to work with “live” energized electrical wires. These products are designed to protect workers against up to 36,000 volts of electricity. Products include insulating blankets, grounding equipment, linehose and covers, and guards that protect the worker, valuable equipment and reduce or eliminate outages. Our products are required to meet ANSI and ASTM standards and OSHA regulations.

Gloves, Sleeves and Footwear. We manufacture insulating gloves, sleeves and dielectric footwear, which protect electrical workers against electrical hazards. These products also must meet ANSI and ASTM standards.

Arc Flash Protection. We offer a full line of protective gear and clothing to protect electrical workers against the hazards of arc flash. This product line meets ASTM standards and is designed to comply with NFPA Standard 70E, “Standard for Electrical Safety in the Workplace.”

Manufacturing Processes

The majority of our net sales are from products manufactured or assembled by us, with the remainder sourced from a variety of low-cost vendors. The majority of our manufacturing occurs in the U.S., though many labor intensive or hand-fabricated products are assembled in China, Mexico and the Caribbean.

We manufacture our general safety and preparedness products using a variety of techniques. Respirators and cartridges are injection molded from silicone or plastics. Our protective footwear products serving the general safety and preparedness market are manufactured using a variety of methods, including hand-laid rubber, dipped neoprene latex, slush and injection molding. We use automated glove knitters as well as hand-sewn processes in our work glove product offering. Head protection products are injection molded from high density polyethylene. Eye and ear protection products are molded and assembled by us. First aid products are bought and packaged. Fall protection products are cut and sewn.

We manufacture bunker gear through a made-to-order process, as both pants and coats are constructed to meet an end-user’s individual specifications. Outer-shell and liner fabrics are cut, assembled with other components, including pockets, hardware, trim and lettering, and extensively inspected to ensure quality control. We have installed Gerber material cutters and a Gerber mover, which automates the handling of bunker gear materials. Every fire service product we sell meets or exceeds the standard of the NFPA or other regulatory bodies. Rubber fireboots are assembled by both hand-laid and automated dipping techniques.

We manufacture our electrical safety and hand protection products using a variety of techniques. We manufacture our chemical-resistant and electrical insulating gloves and sleeves using a multiple layering process of polymer dissolved in organic solvents. These processes are relatively automated and operate in closely controlled environments. Other chemical-resistant and coated fabric gloves are manufactured with water-based latex polymers. We manufacture utility linemen products, other than gloves, using injection, transfer or compression molding of natural and synthetic polymers. The manufacturing processes utilize extensive in-line and post-manufacturing quality assurance because these products are designed to protect workers from hazardous and life-threatening environments.

Customers

The majority of our sales are to industrial, fire service and utility distributors. The balance of our products are sold directly to end-users and the U.S. government. None of our customers accounts for more than 10% of our net sales.

Our general safety and preparedness products are utilized in a variety of industries, including the manufacturing, agriculture, automotive, construction, food processing, pharmaceutical, construction, petrochemical, nuclear, fishing, and biotechnology industries and the military. The primary end-users of our fire service products are professional fire departments and the primary end-users of our electrical safety products are utility companies.

Set forth below is a summary of our net sales by geographic region for the years ended December 31, 2003 and 2004 and the combined year ended December 31, 2005:

	Year Ended December 31,		Combined Year Ended December 31,
Region	2003	2004	2005

United States	70.6%	67.0%	65.1%
Canada	14.8	13.6	15.1
Europe	11.3	15.6	15.9
Other	3.3	3.8	3.9
Total	100.0%	100.0%	100.0%

In general, we do not experience a significant backlog of customer orders. We do, however, have a backlog of orders from certain customers, such as the U.S. government, who tend to order products less frequently and in greater quantities, and our fire service customers, who tend to custom order products which require greater lead time. The timing of these orders results in some backlog variability. As of December 31, 2005, there was approximately $35.8 million of such backlog that management believed to be firm, as compared to $36.4 million of backlog as of December 31, 2004. The majority of this backlog will ship by the end of the first quarter of 2006.

Competition

The personal protection equipment market is highly competitive, with participants ranging in size from small companies which focus on a single type of personal protection equipment to a few large multinational corporations which manufacture and supply many types of personal protection equipment. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, comfort and durability), price, brand name trust and recognition and service. Set forth below is a brief summary of our most significant competitors by operating segment.

General Safety and Preparedness. Bacou-Dalloz SA.; 3M; Mine Safety Appliances Company; Ansell Occupational Healthcare; LaCrosse Footwear, Inc.; Aearo Technologies, Inc.; Pac-Kit Safety Equipment Co.; Jackson Products, Inc.; and Scott Technologies.

Fire Service. Bacou-Dalloz SA; Mine Safety Appliances Company; Globe Manufacturing Company; Lion Apparel, Inc.; LaCrosse Footwear, Inc.; and E.D. Bullard Co., Inc.

Electrical Safety. A.B. Chance Company; Hastings Fiber Glass Products, Inc.; MacLean Fogg Co.; Comasec; The Oberon Company; and The White Rubber Corporation.

We believe we compete favorably within each of our operating segments as a result of the breadth of our product offering, high product quality and strong brand name trust and recognition.

Sales and Marketing

We maintain a distinct sales force for each of our three operating segments. While the majority of our sales are through distributors, we have developed and employ a sales and marketing strategy designed to drive demand at both the distributor and the end-user levels. As part of this strategy, our sales forces call on the end-users of our products in their respective segments to generate demand using a “pull-through” effect whereby end-users of our products seek out our brands from distributors. Our dedicated sales forces achieve this pull-through effect by educating both distributors and end-users on the specific performance characteristics of our products, which provides significant positive differentiation relative to competing products. Customer training and education are particularly important with respect to our fire service and electrical safety products, which tend to be more technical in their design and use. Our product research and development teams work closely with our dedicated sales forces. By working closely with the end-users of our products, our sales forces gain valuable insight into our customers’ preferences and needs and the ways in which we can further differentiate our products from those of our competitors.

Distribution Channels

Our products are sold through three distinct distribution channels:

General Safety and Preparedness. We distribute our general safety and preparedness products primarily through specialized personal protection equipment and industrial distributors, as well as maintenance, repair and operations equipment distributors for whom personal protection equipment products are a core line of business. Vendor relationships with distributors tend to be non-exclusive. Our customer base includes national, regional and local distributors. Some of our key distributors, many of whom carry our full general safety and preparedness product line, include W.W. Grainger, Airgas, Fisher Scientific International and Hagemeyer North America, Inc. In addition, selected footwear products are distributed through work-wear retailers. These retailers primarily serve farmers and agricultural workers. Our average relationship with our key general safety and preparedness customers is in excess of ten years.

Fire Service. The fire service segment’s primary channel of distribution is through specialized fire service distributors. As a result of the breadth of our product offering and our reputation for quality, we have long-standing relationships with the premier fire service distributors in the U.S., many of whom carry our products exclusively. Our average relationship with our largest ten fire service distributors is in excess of ten years.

Electrical Safety. The electrical safety segment primarily markets its products through specialized distributors, test labs, utilities and electrical contractors. Sales to utilities are typically made pursuant to one-year contracts, while sales to distributors are typically open-ended purchase contracts. As a result of the breadth of our product offering and our reputation for quality, the electrical safety segment has long-standing relationships with many large utilities and the premier utility distributors. Our average relationship with our largest ten electrical safety customers is in excess of ten years.

Intellectual Property

It is our policy to protect our intellectual property through a range of measures, including trademarks, patents and confidentiality agreements. We own and use trademarks and brand names to identify ourselves as a proprietary source of certain goods. The following brand names of certain of our products and product lines are registered in the U.S.:  North, Fibre-Metal, Morning Pride, Ranger, Servus, Pro-Warrington and Salisbury. Certain of our fire service products are marketed under the registered trademark Total Fire Group.

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

Raw Materials and Suppliers

The primary raw materials we use in manufacturing our products include natural rubber, PVC, fabrics, nitrile, latex, moisture barriers and knitting yarns. We purchase these materials both domestically and internationally, and we believe our supply sources are both well established and reliable. We have close vendor relationship programs with the majority of our key raw material suppliers. Although we generally do not have long-term supply contracts, we have not experienced any significant problems in obtaining adequate raw materials.

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

We were required by the South Carolina Department of Health and Environmental Control (“DHEC”) to conduct a RCRA Facility Investigation pursuant to the federal Resource Conservation and Recovery Act of 1976 (“RCRA”) at our glove manufacturing plant in Charleston, South Carolina. Based upon soil and groundwater assessment work conducted in connection with such investigation, we have proposed to DHEC that conditions of soil and groundwater contamination at the Charleston site be addressed through a “monitored natural attenuation” approach. DHEC has required additional soil and groundwater investigation. Invensys plc, a successor to Siebe plc, the former owner of North Safety Products, Inc. (“North Safety Products”), has paid for the investigation and remediation at the site. We do not currently expect the liability associated with this matter to be material.

Our Clover, South Carolina facility has been the subject of the “corrective action” requirements of RCRA, including investigation and cleanup of areas of the Clover site where regulated wastes have historically been managed. Such investigation and cleanup has been conducted by (and at the sole expense of) Invensys plc, a successor to Siebe plc, the former owner of North Safety Products, pursuant to an Administrative Order from the United States Environmental Protective Agency (“EPA”) dated September 29, 1988. By letter dated September 16, 2005, the EPA confirmed that the investigation of all but one of the Areas of Concern had been satisfactorily completed. Invensys is conducting additional groundwater sampling in the area of the Burn Pit, which is located on property owned by Invensys, before a remediation alternative for the area is selected. EPA has required that North Safety Products obtain a deed restriction at the Clover facility, to restrict access to chromium-impacted soil beneath the concrete floor in the area of the chromic acid vat. With the obligations of the EPA Administrative Order nearly completed, the EPA letter notes that a State Consent Agreement will be required for the selection of the remediation alternative for the Burn Pit groundwater and for continued environmental monitoring of the facility. Completion of the investigation and any related cleanup is the contractual responsibility of Invensys and we do not currently expect to incur material liability in connection with this matter. In the unlikely event that Invensys does not continue to fulfill its contractual obligations, we could incur costs in connection with this matter. We do not currently expect such costs to be material.

We have been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with regard to waste disposal in the 1980s at the Seaboard Chemical Corporation site in Jamestown, North Carolina. Wastes sent by North Safety Products, now part of the Company, to the Seaboard Chemical Corporation site are believed to comprise less than 1% of the total volume of all wastes sent to the site. Invensys plc has paid for costs associated with this matter. Because liability under CERCLA is strict (i.e., without regard to the lawfulness of the disposal) and retroactive, and under some circumstances joint and several, we may incur liability with respect to other historical disposal locations in the future. We do not currently expect our share of the liability, if any, for the Seaboard site or for other such sites to be material.

We may be subject to wastewater categorical pre-treatment regulations for wastewater discharges at our Clover, South Carolina, North Charleston, South Carolina and Rock Island, Illinois facilities. Compliance with wastewater categorical pre-treatment regulations may require the installation of additional treatment equipment.

Compliance with “maximum achievable control technology” air regulations may require our facilities at Clover, South Carolina, North Charleston, South Carolina and Rock Island, Illinois to install additional air emissions control equipment.

Employees

As of December 31, 2005, we had 2,972 full-time employees throughout the world. The following sets forth the number of employees by operating segment:

Operating Segment	Number of Employees
General Safety and Preparedness	2,307
Fire Service	344
Electrical Safety	318
Corporate	3
Total	2,972

Approximately 623 of our 2,463 North American employees are represented by various unions, and the majority of our 509 European and African employees are represented by unions. We believe we have maintained good relationships with our unionized employees and we have not experienced any material disruptions in operations on account of our employees in the past five years.

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

ITEM 1A.                                            RISK FACTORS

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

If we are unable to retain senior executives and other qualified professionals our growth may be hindered.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is intense. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. Our results of operations could be materially and adversely affected if we are unable to attract, hire, train and retain qualified personnel. Our success also depends to a significant extent on the continued service of our management team. The loss of any member of the management team could have a material adverse effect on our business, results of operations and financial condition.

The markets in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we do. The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition.

The personal protection equipment market is highly competitive, with participants ranging in size from small companies which focus on single types of safety products, to large multinational corporations which manufacture and supply many types of safety products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, design and style), price, brand name recognition and service. Some of our competitors have greater financial and other resources than we do and our cash flows from operations could be adversely affected by competitors’ new product innovations and pricing changes made by us in response to competition from existing or new competitors. Individual competitors have advantages and strengths in different segments of the industry, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of product, delivery time, costs of labor and price. We may not be able to compete successfully against current and future competitors and the competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition. See “Item 1. Business—Competition.”

Many of our products are subject to existing regulations and standards, changes in which could materially and adversely affect our results of operations.

Our net sales may be materially and adversely affected by changes in safety regulations and standards covering industrial workers, firefighters and utility workers in the U.S. and Canada, including safety regulations of OSHA and standards of the NFPA, ANSI and ASTM. Our net sales could also be adversely affected by a reduction in the level of enforcement of such regulations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors.

A reduction in the spending patterns of government agencies could materially and adversely affect our net sales.

We sell a significant portion of our products in the U.S. and Canada to various governmental agencies. In addition, a portion of our products are sold to government agencies through fixed price contracts awarded by competitive bids submitted to state and local agencies. Many of these governmental agency contracts are awarded on an annual basis. Accordingly, notwithstanding our long-standing relationship with various governmental agencies, we may lose our contracts with such agencies to lower bidders in the competitive bid process. Moreover, the terms and conditions of such sales and the government contract process are subject to extensive regulation by various federal, state and local authorities in the U.S. and Canada.

In most markets in which we compete, there are frequent introductions of new products and product line extensions. If we fail to introduce successful new products, we may lose market position and our financial performance may be negatively impacted.

If we are unable to identify emerging consumer and technological trends, maintain and improve the competitiveness of our products and introduce these products on a global basis, we may lose market position, which could have a material adverse effect on our business, financial condition and results of operations. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Our international operations are subject to various uncertainties and a significant reduction in international sales of our products could have a material adverse effect on our results of operations.

Our international operations are subject to various political, economic and other uncertainties which could adversely effect our business. A significant reduction of our international business due to any of these risks would adversely affect our revenues. In 2005, approximately 35.0% of our net sales were outside the U.S. These risks include:

•                  unexpected changes in regulatory requirements;

•                  currency exchange rate fluctuations;

•                  changes in trade policy or tariff regulations;

•                  customs matters;

•                  longer payment cycles;

•                  higher tax rates and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”;

•                  additional tax withholding requirements;

•                  intellectual property protection difficulties;

•                  difficulty in collecting accounts receivable;

•                  complications in complying with a variety of foreign laws and regulations, many of which conflict with U.S. laws;

•                  costs and difficulties in integrating, staffing and managing international operations; and

•                  strains on financial and other systems to properly administer VAT and other taxes.

In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. For example, in 2002, we recorded a non-cash impairment charge with regard to our former Zimbabwe subsidiary due to adverse economic and political conditions. In addition, a portion of our manufacturing and outsourcing relationships involve China. If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations internationally, it could have a material adverse effect on our business, financial condition or results of operations.

We may incur restructuring or impairment charges that would reduce our earnings.

We have in the past and may in the future restructure some of our operations, including our recently acquired subsidiaries. In such circumstances, we may take actions that would result in a charge related to discontinued operations, thereby reducing our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. In conjunction with the Fibre-Metal Transaction, we recorded an accrual of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs. On January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. We carry a very significant amount of goodwill and intangible assets and SFAS No. 142 requires us to perform an annual assessment for possible impairment. As of December 31, 2005, we had goodwill and other intangible assets of approximately $413.3 million.

We may be unable to successfully execute or effectively integrate acquisitions, which may adversely affect our results of operations.

One of our key operating strategies is to selectively pursue acquisitions. Acquisitions involve a number of risks including:

•                  failure of the acquired businesses to achieve the results we expect;

•                  diversion of our management’s attention from operational matters;

•                  our inability to retain key personnel of the acquired businesses;

•                  risks associated with unanticipated events or liabilities;

•                  the potential disruption of our existing business; and

•                  customer dissatisfaction or performance problems at the acquired businesses.

If we are unable to integrate or successfully manage any business that we may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and revenue growth, which may result in reduced profitability or operating losses. In addition, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in our senior credit facility and the indenture governing the senior subordinated notes may further limit our ability to complete acquisitions. The realization of all or any of the risks described above could materially and adversely affect our reputation and our results of operations.

Our continued success depends on our ability to protect our intellectual property. If we are unable to protect our intellectual property, our sales could be materially and aversely affected.

Our success depends, in part, on our ability to obtain and enforce patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. We have been issued patents and have registered trademarks with respect to many of our products, but our competitors could independently develop similar or superior products or technologies, duplicate any of our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire licenses for other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third-party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected. See “Item 1. Business—Intellectual Property.”

We do not have long-term contracts with many of our customers and they may terminate their relationship with us at any time, which could have a material adverse effect on our operating results.

A significant portion of our contracts are not long-term contacts and are terminable at will by either party. If a significant number of our customers choose to terminate their contracts or to not renew their contracts with us upon expiration, it would have a material adverse effect on our business, financial condition and results of operations.

We face an inherent business risk of exposure to product liability claims which could have a material adverse effect on our operating results.

We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. For more information, see “Item 3. Legal Proceedings.”

We are subject to various environmental laws and any violation of these laws could adversely affect our results of operations.

We are subject to federal, state and local laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, hazardous substance contamination and the maintenance of a safe workplace. These laws impose penalties for noncompliance and liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. We could incur substantial costs as a result of noncompliance with or liability pursuant to these environmental laws and to attain and maintain compliance with evolving regulatory requirements under environmental laws. Environmental laws continue to evolve and we may be subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted, these future laws could have a material adverse effect on our results of operations. See “Item 1. Business—Environmental Matters.”

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.                                                    PROPERTIES

We conduct our operations through 31 primary facilities, nine of which are owned as of December 31, 2005. We believe we have sufficient capacity in the majority of our facilities to support the projected growth in our business for the next five years.

We manufacture respiratory and hearing products in Cranston, Rhode Island. In this facility, we have implemented lean manufacturing and Six Sigma process improvements and continue to invest in automated equipment. The Cranston facility also serves as a centralized distribution center for the general safety and preparedness segment in the U.S.

We manufacture fireboots and other protective footwear in our Rock Island, Illinois and Nashua, New Hampshire facilities. Our 110,000 square foot distribution center for protective footwear products is located in Davenport, Iowa, approximately five miles from the Rock Island, Illinois manufacturing plant, facilitating timely delivery of customer orders.

We manufacture bunker gear in a leased facility in Dayton, Ohio. We have installed Gerber material cutters and a sophisticated Gerber mover, which automated the handling of bunker gear materials and improved the productivity of the division.

We assemble our first aid products at our Mexicali, Mexico facility, utilizing lower cost labor for kit packaging. Products manufactured in Mexicali are distributed through our Reno, Nevada warehouse and our Cranston, Rhode Island distribution facility.

Linemen gloves are manufactured at our two plants in Charleston, South Carolina. Linemen sleeves are currently manufactured in our Addison, Illinois facility. We are in the process of closing the Addison, Illinois facility and moving manufacturing to our Charleston, South Carolina plant. Other products serving the electrical safety market, including linemen equipment, are manufactured at our Chicago, Illinois facility.

We operate a plant in Charleston, South Carolina dedicated to nuclear, biological and chemical resistant gloves, utilizing a highly technical manufacturing process. As we are one of only two manufacturers in the U.S. with the process knowledge to produce such gloves, the U.S. Department of Defense historically paid us to maintain the facility on standby for potential production for the military.

We operate several other hand protection facilities for the general safety and preparedness market. Our Maiden, North Carolina facility manufactures knitted and coated hand protection products, while butyl and dry-box hand protection lines are manufactured at our Clover, South Carolina facility. In Eichenzell, Germany, we manufacture and distribute a variety of liquid-proof and cut-resistant gloves in a 115,000 square foot owned facility.

In our Etobicoke, Canada facility, we manufacture our fall protection product line. In our Rawdon, Canada and Montreal, Canada facilities, we produce numerous general safety and preparedness products, including eye, ear and head protection. Canadian distribution is coordinated through our Montreal, Canada facility and an additional facility in Edmonton, Canada.

We manufacture head and face protection in a leased facility in Concordville, Pennsylvania. We are in the process of transferring these operations to our other existing facilities.

Due to the nature of product use, quality systems are of paramount importance. The vast majority of our U.S. plants are, or will become shortly, certified to the ISO 9000:2000 standard.

The following table sets forth a list of our primary facilities:

Facility (1)	Products	Locations	Approx. Sq. Ft.	Owned/ Leased
General Safety and Preparedness:
Manufacturing facility	Footwear (2)	Rock Island, IL	340,000	Leased
Offices, manufacturing facility and warehouse	Respiratory, Hearing, First Aid	Cranston, RI	240,000	Leased
Offices, manufacturing facility and warehouse	Various	Montreal, Canada	128,000	Leased
Warehouse	Footwear	Davenport, IA	110,000	Leased
Offices, manufacturing facility and warehouse	Hand Protection	Eichenzell, Germany	115,000	Owned
Offices, manufacturing facility and warehouse (3)	Head and Face Protection	Concordville, PA	100,000	Leased
Offices, manufacturing facility and warehouse(4)	Fall Protection, Various	Middleberg, Holland	75,000	Leased
Manufacturing facility	Hand Protection	Clover, SC	63,000	Owned
Manufacturing facility	Respiratory, First Aid Products	Mexicali, Mexico	57,000	Leased
Offices, manufacturing facility & laboratory	Hand Protection	Charleston, SC	52,000	Owned
Manufacturing facility	Hand Protection	Maiden, NC	51,000	Leased
Offices, manufacturing facility and warehouse	Various	New Germany, South Africa	43,000	Owned
Manufacturing facility	Hand Protection	Charleston, SC	43,000	Owned
Manufacturing facility	Footwear	Nashua, NH	38,000	Leased
Warehouse(4)	Various	Middleberg, Holland	35,000	Leased
Manufacturing facility	Hearing, Head Protection	Rawdon, Canada	30,000	Owned
Offices, manufacturing facility and warehouse(4)	Respiratory	Venlo, Holland	30,000	Leased
Offices, manufacturing facility and warehouse	Fall Production	Etobicoke, Canada	28,000	Leased
Warehouse	Various	Reno, NV	24,000	Leased
Offices and warehouse	Various	Islando, South Africa	23,000	Leased
Offices and warehouse	Various	Edmonton, Canada	37,000	Leased
Manufacturing facility	Hand Protection	Ostrava, Czech Republic	20,000	Owned
Offices and warehouse	Head and Face Protection	Toronto, Canada	18,500	Leased
Offices and warehouse	Hand Protection	Eichenzell, Germany	13,000	Leased
Fire Service:
Offices, manufacturing facility, laboratory and warehouse	Various	Dayton, OH	56,000	Leased
Electrical Safety:
Manufacturing facility	Linemen Equipment	Chicago, IL	92,000	Owned
Offices, manufacturing facility and warehouse	Linemen Equipment	Skokie, IL	44,000	Leased
Manufacturing facility(5)	Linemen Sleeves	Addison, IL	26,000	Leased
Offices & manufacturing facility	Linemen Gloves	Charleston, SC	54,000	Owned
Warehouse	Linemen Gloves	Charleston, SC	44,000	Leased
Other:
Executive Suite	Not Applicable	Oak Brook, IL	3,100	Leased

(1)          Excludes a facility in Budapest, Hungary which is part of an equity method investment and a 30,000 square foot leased facility in Ohatchee, Alabama acquired in February 2006.

(2)          Also produces fireboots for the fire service segment and dielectric footwear for the electrical safety segment.

(3)          In process of transferring operations to other existing facilities.

(4)          Operations in these facilities are expected to be consolidated into a new facility by December 31, 2006.

(5)          Manufacturing operations are currently in the process of being moved to our Charleston, South Carolina facility.

ITEM 3.                            LEGAL PROCEEDINGS

The Company received a letter dated June 15, 2005 from the U.S. Department of Labor’s Employment Standards Administration Office of Federal Contract Compliance Programs (the “DOL”). The letter stated that the DOL had preliminarily determined that (1) a statistical inference existed that there was a pattern and practice of discrimination with respect to the Company’s hiring practices at its Rock Island, Illinois facility during the period from September 1, 2002 through August 31, 2003, and (2) the Company had non-compliant record-keeping practices, including premature disposal of applicant information. The DOL asserted that minority job applicants were under-represented among applicants hired during the review period, inferring by statistical review that an additional 34 positions should have been offered in addition to the 112 positions that were offered to minority applicants during the one-year review period. On August 11, 2005, the DOL and the Company entered into a Conciliation Agreement pursuant to which the Company agreed (i) to pay $104,932.46 to the applicable minority job applicants, (ii) to offer the first 34 available employment opportunities arising after the date of the agreement in certain job categories to the applicable minority job applicants and (iii) to take certain other measures to prevent such an alleged violation from occurring in the future. The settlement payment appears as a charge to general and administrative expense in the Company’s consolidated statement of operations for the second quarter of 2005.

As of December 31, 2005, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,136 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 1,148 lawsuits represent approximately 18,459 (excluding spousal claims) plaintiffs. Approximately 93% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure; however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of December 31, 2005, Invensys has sent us requests for reimbursement totaling $251,706, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $990,748 prior to 2002, $660,510 in 2003, $938,083 in 2004 and $68,734 in 2005. Separately, we settled on an unusual case along with Invensys for $65,000 in which our settlement share was $45,000 (our net contribution after insurance proceeds was $25,000).

Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the periods indicated:

	2003		2004		2005
	Plaintiffs	Cases	Plaintiffs	Cases	Plaintiffs	Cases
Beginning lawsuits	9,793	306	24,002	680	25,944	858
New lawsuits	17,267	537	4,658	372	2,226	587
Settlements	(625)	(46)	(546)	(46)	24	(32)
Dismissals and other	(2,433)	(117)	(2,170)	(148)	(9,735)	(265)
Ending lawsuits	24,002	680	25,944	858	18,459	1,148

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 1,136 cases pending as of December 31, 2005, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 1,136 complaints maintained in our records, 844 do not specify the amount of damages sought, 27 generally allege damages in excess of $50,000, two allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 114 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, 16 allege compensatory damages and punitive damages, each in excess of $50,000, 21 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, one alleges compensatory and punitive damages, each in excess of $15,000, seven allege punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 88 generally allege damages in excess of $15,000, five generally allege damages in excess of $25,000, one alleges compensatory and punitive damages of $18.0 million and punitive damages of $10.0 million, two allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, and two allege compensatory and punitive damages each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

Bankruptcy filings of companies with asbestos and silica-related litigation could increase our cost over time. If we were found liable in these cases and either Invensys or Norton Company failed to meet its indemnification obligations to us or the suit involved products manufactured by us after our October 1998 acquisition of North Safety Products, it would have a material adverse effect on our business.

During the year ended December 31, 2004, we recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims. We increased this reserve to $5.0 million and recorded the increase as part of our purchase price allocation process associated with the Norcross Transaction. The increase represents a decision by new ownership to negotiate our participation in a joint defense group with the prior owners of North Safety Products. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and defense costs is the most reasonable approach. However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

In connection with an ongoing dispute, one of our competitors has filed a complaint against us alleging that we have made a series of misrepresentations concerning this competitor and its products. The complaint seeks a retraction of all statements alleged to have been made by us and unspecified damages, including legal fees. A bench trial on the issue of liability was held in February 2006 and the matter is now awaiting ruling by the court. We intend to vigorously defend against these claims.

We are subject to legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the outcome of these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4.                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our units. As of December 31, 2005, there was one holder of record of our units.

The Company makes cash payments to its parent and sole holder of units, Safety Products, on a periodic basis to fund certain operating expenses. These payments are subject to limitations set forth in the Company’s senior credit facility and the indenture governing the Company’s senior subordinated notes. In 2004 and 2005, prior to the Norcross Transaction, the Company made payments to NSP Holdings of $4.7 million and $0.6 million, respectively, and in 2005, after the Norcross Transaction, to Safety Products of $0.7 million.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans. The following table provides information as of December 31, 2005 about the common stock that may be issued under all of the existing equity compensation plans, including the 2005 Option Plan of Safety Products, the Company’s parent. The 2005 Option Plan has been approved by the stockholders of Safety Products.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	—	$—	1,286,631

Equity compensation plans not
approved by security holders	—	—	—
Total	—	$—	1,286,631

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. In the following table, Norcross, following the Norcross Transaction, is referred to as the “Successor” and Norcross, prior to the Norcross Transaction, is referred to as the “Predecessor.”  The historical financial data for each of the two years ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 20, 2005 through December 31, 2005, have been derived from our historical audited consolidated financial statements included elsewhere in this Form 10-K. The historical financial data for the two years ended December 31, 2002 have been derived from our historical consolidated financial statements, which are not included in this Form 10-K.

	Predecessor					Successor
	Year Ended December 31,				January 1, 2005 Through July 19,	July 20, 2005 Through December 31,
	2001	2002	2003	2004	2005	2005
	(dollars in thousands)
Statement of Operations Data:
Net sales	$316,741	$322,173	$370,802	$438,499	$271,694	$209,396
Cost of goods sold	204,927	205,655	240,408	281,924	171,645	139,978
Gross profit	111,814	116,518	130,394	156,575	100,049	69,418
Operating expenses:
Selling	29,667	29,104	35,155	40,120	25,512	19,154
Distribution	15,383	15,177	18,550	22,452	14,634	11,385
General and administrative	27,875	30,504	33,254	41,203	24,696	19,833
Amortization of goodwill and other intangibles (1)	10,902	3,239	2,583	517	329	7,216
Zimbabwe subsidiary impairment charge	—	2,785	—	—	—	—
Restructuring and merger-related charges	1,683	9,269	—	—	—	—
Strategic alternatives	—	—	—	616	—	—
Management incentive compensation	—	—	—	—	13,554	—
Total operating expenses	85,510	90,078	89,542	104,908	78,725	57,588
Income from operations	26,304	26,440	40,852	51,667	21,324	11,830
Other expense (income):
Interest expense	27,611	23,292	33,372	22,437	13,126	9,499
Interest income	(318)	(122)	(117)	(213)	(464)	(156)
Other, net	366	(329)	(1,002)	1,159	745	(9)
(Loss) income before income taxes and minority interest	(1,355)	3,599	8,599	28,284	7,917	2,496
Income tax expense	2,301	7,795	1,685	2,972	3,519	1,462
Minority interest	435	—	(3)	25	13	(2)
Net (loss) income	$(4,091)	$(4,196)	$6,917	$25,287	$4,385	$1,036

Other Financial Data and Ratios:
EBITDA (2)	$45,298	$45,386	$54,606	$62,854	$27,072	$24,202
Adjusted EBITDA (2)	45,298	48,171	54,189	64,369	40,626	29,822
Depreciation and amortization	19,795	18,617	12,749	12,371	6,506	12,361
Capital expenditures	6,933	7,197	7,432	6,423	4,250	5,037
Net cash provided by operating activities	21,401	24,012	22,681	30,258	20,231	26,423
Net cash used in investing activities	(6,474)	(19,165)	(34,719)	(6,837)	(4,903)	(278,762)
Net cash (used in) provided by financing activities	(12,937)	(6,164)	21,535	(8,168)	(14,190)	264,607

Balance Sheet Data (at period end):
Cash and cash equivalents	$1,769	$1,762	$16,341	$35,731		$20,683
Working capital	80,242	25,101	104,951	121,423		130,149
Total assets	320,395	314,071	378,689	388,483		682,062
Long-term obligations	225,441	217,337	257,192	253,566		312,399
Total member’s equity	38,659	29,521	48,694	59,402		223,363

(1)          Includes amortization of goodwill in 2001, which was discontinued in 2002 due to the adoption of SFAS 142.

(2)          “EBITDA” is net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA further adjusted to exclude (1) charges for strategic alternatives, (2) inventory purchase accounting adjustment and management incentive compensation related to the Norcross Transaction, (3) a non-cash impairment charge taken with regard to our former subsidiary located in Zimbabwe and (4) gain or loss on the sale of property, plant and equipment. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to that reported by other companies. EBITDA and Adjusted EBITDA are included in this Form 10-K because they are a basis upon which we assess our liquidity position and because we believe that they present useful information to investors regarding a company’s ability to service and/or incur indebtedness. This belief is based on our negotiations with our lenders who have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on measures similar to our EBITDA and our Adjusted EBITDA. EBITDA and Adjusted EBITDA do not take into account our working capital requirements, debt service requirements and other commitments and, accordingly, are not necessarily indicative of amounts that may be available for discretionary use.

The following table reconciles Adjusted EBITDA with EBITDA, net (loss) income and net cash provided by operating activities for the periods indicated:

	Predecessor					Successor
	Year Ended December 31,				January 1, 2005 Through July 19,	July 20, 2005 Through December 31,
	2001	2002	2003	2004	2005	2005
			(dollars in thousands)
Adjusted EBITDA (a)	$45,298	$48,171	$54,189	$64,369	$40,626	$29,822
(Subtract) add:
Strategic alternatives (b)	—	—	—	(616)	—
Zimbabwe subsidiary impairment charge (c)	—	(2,785)	—	—	—	—
Management incentive compensation	—	—	—	—	(13,554)	—
Inventory purchase accounting adjustment	—	—	—	—	—	(5,620)
Gain (loss) on sale of property, plant and equipment	—	—	417	(899)	—	—
EBITDA	45,298	45,386	54,606	62,854	27,072	24,202
Subtract:
Interest expense, net (d)	(27,293)	(23,170)	(33,255)	(22,224)	(12,662)	(9,343)
Income tax expense	(2,301)	(7,795)	(1,685)	(2,972)	(3,519)	(1,462)
Depreciation and amortization expense (e)	(19,795)	(18,617)	(12,749)	(12,371)	(6,506)	(12,361)
Net (loss) income	(4,091)	(4,196)	6,917	25,287	4,385	1,036
Add (subtract):
Depreciation and amortization expense	19,795	18,617	12,749	12,371	6,506	12,361
Amortization of deferred financing costs	1,867	2,024	2,191	1,777	1,020	535
Amortization of original issue discount	1,014	1,016	662	92	58	(439)
(Gain) loss on sale of fixed assets	—	—	(417)	899	—	—
Deferred income taxes	—	5,716	154	583	(86)	(957)
Minority interest	370	—	(3)	25	13	(2)
Write-off of deferred financing costs	—	—	7,284	—	—	—
Zimbabwe subsidiary impairment charge	—	2,072	—	—	—	—
Changes in operating assets and liabilities	2,446	(1,237)	(6,856)	(10,776)	8,335	13,889
Net cash provided by operating activities	$21,401	$24,012	$22,681	$30,258	$20,231	$26,423

(a)          In addition to the non-cash charges added back in calculating EBITDA, we incurred restructuring and merger-related charges of $1.7 million and $3.0 million for the years ended December 31, 2001 and 2002, respectively.

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

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. Some of the statements set forth below include forward-looking statements that involve risks and uncertainties.

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, KCL, Fibre-Metal, Morning Pride, Ranger, Servus, Pro-Warrington, and Salisbury. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment.

We classify our diverse product offerings into three operating segments:

General Safety and Preparedness. We offer a diverse portfolio of leading products for a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Ranger, Servus, KCL and Fibre-Metal brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general safety and preparedness products primarily through industrial distributors.

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service market, offering firefighters head-to-toe protection. Our products include bunker gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors.

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the utility market under the Salisbury and Servus brands. Our products, including linemen equipment, gloves, sleeves and footwear, are designed to protect workers from up to 36,000 volts of electricity. All of our products either meet or exceed the applicable standards of ANSI and ASTM. We distribute our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.

Predecessor and Successor

In May 2005, Safety Products entered into a purchase and sale agreement with NSP Holdings and Norcross to purchase from NSP Holdings all of the outstanding equity interests of Norcross and NSP Capital for an aggregate purchase price of approximately $481.0 million, which included the assumption or repayment of indebtedness but excluded payment of fees and expenses. The acquisition closed on July 19, 2005 and was funded with proceeds to Safety Products from the issuance and sale of senior pay in kind notes as well as an equity investment from affiliates of Odyssey and GEPT and certain members of management of Norcross. Concurrently with the acquisition, Norcross entered into a new senior credit facility, consisting of a revolving credit facility that provides for up to $50.0 million of borrowings and a $88.0 million term loan. As a result of the acquisition, Safety Products became the sole unit holder of Norcross. Norcross, following the Norcross Transaction, is referred to as the “Successor.”  Norcross, prior to the Norcross Transaction, is referred to as the “Predecessor.”

In accordance with GAAP, our historical financial results for the Predecessor and the Successor are presented separately. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the Norcross Transaction. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. There have been no material changes to the operations or customer relationships of our business as a result of the Norcross Transaction.

In evaluating our results of operations and financial performance, our management has used combined results for the year ended December 31, 2005 as a single measurement period. Due to the Norcross Transaction, we believe that comparisons between the year ended December 31, 2004 and either the Predecessor’s results for the period from January 1, 2005 to July 19, 2005 or the Successor’s results for the period from July 20, 2005 to December 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the year ended December 31, 2005. This combined presentation for the year ended December 31, 2005 simply represents the mathematical addition of the pre-acquisition results of operations of the Predecessor for the period from January 1, 2005 to July 19, 2005 and the results of operations of the Successor for the period from July 20, 2005 to December 31, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Norcross Transaction occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “—Results of Operations.”

Acquisition History

We made two acquisitions during the three year period ended December 31, 2005. As a result, comparability of periods has been affected by these acquisitions.

In July 2003, we acquired the stock of Kachele-Cama Latex GmbH (“KCL”) for $20.1 million, including the assumption of $0.2 million of KCL’s net indebtedness and acquisition costs of $1.1 million.

In November 2005, Norcross completed the acquisition of all of the issued and outstanding capital stock of Fibre-Metal. The purchase price of $68.7 million (including $0.7 million of acquisition costs) was financed through $65.0 million of additional term borrowings under the senior credit facility and cash on the balance sheet.

Restructuring Plans

In conjunction with the Fibre-Metal Transaction, we initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to our Cranston, Rhode Island and Mexicali, Mexico facilities. In addition, we plan to close certain Fibre-Metal distribution centers and integrate Fibre-Metal distribution into our existing distribution facilities. We initiated this plan in order to increase profitability through the utilization of excess capacity at our existing plants and the movement of manufacturing to locations with favorable labor costs. As of the date of the Fibre-Metal Transaction, we recorded an accrual for costs associated with the plan of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs.

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

Inventory. We perform a detailed assessment of inventory which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment when appropriate to reflect inventory at net realizable value. Historically, our inventory reserves have been adequate to reflect our inventory at net realizable values. Revisions to our inventory adjustments to record additional reserves may be required if actual demand, component costs or product life cycles differ from our estimates. However, due to our diverse product lines and end-user markets, we do not believe our estimates would be materially impacted by changes in our assumptions.

Goodwill and Other Intangibles. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. We have accounted for our acquisitions using the purchase method of accounting.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed a goodwill impairment test on the amount of goodwill during the fiscal fourth quarter 2003, 2004 and 2005. To test for impairment, we determined the fair value of each of the reporting units by benchmarking trading and acquisition multiples of comparable personal protection equipment companies. This analysis is based on comparable companies as determined by management and data from sources of publicly available information available at the time of preparation. In making these projections, we considered the markets it was addressing, the competitive environment and its advantages. In addition, we performed a macro assessment of the overall likelihood that we would achieve the multiple selected for valuation and performed sensitivity analysis under different multiple assumptions. Based on the results of the first step of the annual goodwill impairment test, we determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed. As a result, the second step of the annual goodwill impairment test was not required to be completed. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis, if certain conditions exist. Factors we consider important which could result in changes to our estimates include underperformance relative to historical or projected future operating results and declines in acquisition and trading multiples. Due to our diverse end-user base, brand name recognition and non-discretionary product demand, we do not believe our future operating results will vary significantly relative to our historical and projected future operating results. Additionally, we do not believe a decline in acquisition and trading multiples will affect the results of our impairment test as we use the lower end of the range of multiples when performing our impairment testing.

Long-Lived Assets. We evaluate our long-lived assets on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Our estimates of future cash flows could be impacted if we underperform relative to historical or projected future operating results. However, due to our diverse product lines and end-user markets, we do not believe our estimates would be materially impacted by changes in our assumptions.

Other Contingencies. In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the fiscal years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005 and the period from July 20, 2005 through December 31, 2005. The data for each of the two years ended December 31, 2004, the period from January 1, 2005 through July 19, 2005 and the period from July 20, 2005 through December 31, 2005, have been derived from our audited historical consolidated financial statements. Although the Predecessor and Successor results are not comparable by definition in certain respects due to the Norcross Transaction and the resulting revaluation, the 2005 information is presented on a combined basis for comparative purposes. For the year ended December 31, 2005, the Predecessor (January 1, 2005 through July 19, 2005) and Successor (July 20, 2005 through December 31, 2005) results of operations are combined.

	Predecessor			Successor
	Year Ended December 31,		January 1, 2005 through July 19,	July 20, 2005 through December 31,	Combined Year Ended December 31,
	2003	2004	2005	2005	2005
	(in thousands)
Net sales:
General safety and preparedness	$257,247	$308,576	$186,434	$146,103	$332,537
Fire service	70,335	78,881	51,702	36,213	87,915
Electrical safety	43,220	51,042	33,558	27,080	60,638
Total net sales	370,802	438,499	271,694	209,396	481,090
Cost of goods sold	240,408	281,924	171,645	139,978	311,623
Gross profit	130,394	156,575	100,049	69,418	169,467
Operating expenses	89,542	104,908	78,725	57,588	136,313
Income from operations:
General safety and preparedness	22,306	31,112	19,937	7,667	27,604
Fire service	13,248	14,972	9,332	2,574	11,906
Electrical safety	9,078	11,148	8,442	4,352	12,794
Corporate	(3,780)	(5,565)	(16,387)	(2,763)	(19,150)
Total income from operations	40,852	51,667	21,324	11,830	33,154
Other expense (income):
Interest expense	33,372	22,437	13,126	9,499	22,625
Interest income	(117)	(213)	(464)	(156)	(620)
Other, net	(1,002)	1,159	745	(9)	736
Income before income taxes and minority interest	8,599	28,284	7,917	2,496	10,413
Income tax expense	1,685	2,972	3,519	1,462	4,981
Minority interest	(3)	25	13	(2)	11
Net income	$6,917	$25,287	$4,385	$1,036	$5,421

	Predecessor			Successor
	Year Ended December 31,		January 1, 2005 through July 19,	July 20, 2005 through December 31,	Combined Year Ended December 31,
	2003	2004	2005	2005	2005
Net sales:
General safety and preparedness	69.4%	70.4%	68.6%	69.8%	69.1%
Fire service	19.0%	18.0%	19.0%	17.3%	18.3%
Electrical safety	11.6%	11.6%	12.4%	12.9%	12.6%
Total net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.8%	64.3%	63.2%	66.8%	64.8%
Gross profit	35.2%	35.7%	36.8%	33.2%	35.2%
Operating expenses	24.2%	23.9%	29.0%	27.6%	28.3%
Income from operations:
General safety and preparedness	6.0%	7.1%	7.3%	3.6%	5.7%
Fire service	3.6%	3.4%	3.4%	1.2%	2.5%
Electrical safety	2.4%	2.5%	3.1%	2.1%	2.7%
Corporate	(1.0)%	(1.2)%	(6.0)%	(1.3)%	(4.0)%
Total income from operations	11.0%	11.8%	7.8%	5.6%	6.9%
Other expense (income):
Interest expense	9.0%	5.1%	4.8%	4.5%	4.7%
Interest income	(0.0)%	(0.0)%	(0.2)%	(0.1)%	(0.1)%
Other, net	(0.3)%	0.3%	0.3%	(0.0)%	0.2%
Income before income taxes and minority interest	2.3%	6.4%	2.9%	1.2%	2.1%
Income tax expense	0.4%	0.7%	1.3%	0.7%	1.0%
Minority interest	(0.0)%	0.0%	0.0%	(0.0)%	0.0%
Net income	1.9%	5.7%	1.6%	0.5%	1.1%

Combined Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

Net sales. Net sales increased by $42.6 million, or 9.7%, from $438.5 million in 2004 to $481.1 million in 2005. In our general safety and preparedness segment, net sales increased by $24.0 million, or 7.8%, from $308.5 million in 2004 to $332.5 million in 2005. This increase reflects a combination of the following:  overall organic growth in our Canadian, European and South African operations of $16.5 million; favorable exchange rates, which had an impact of $5.2 million; incremental Fibre-Metal net sales of $4.9 million and lower overall net sales in the United States of $2.6 million as strong overall market demand, in part due to the hurricane activity in the Gulf Coast region, was offset by a decrease in government contract shipments of $10.3 million. In our fire service segment, net sales increased by $9.0 million, or 11.5%, from $78.9 million in 2004 to $87.9 million in 2005 reflecting strong market demand. In our electrical safety segment, net sales increased by $9.6 million, or 18.8%, from $51.0 million in 2004 to $60.6 million in 2005, driven by the hurricane activity in the Gulf Coast region, strong overall market demand and new product penetration.

Gross profit. Gross profit increased by $12.9 million, or 8.2%, from $156.6 million in 2004 to $169.5 million in 2005. Excluding the impact of inventory purchase accounting adjustments in our general safety and preparedness and fire service segments of $4.3 million and $1.3 million, respectively, gross profit increased by $18.5 million, or 11.8%. This increase was primarily attributable to the $42.6 million, or 9.7% increase in net sales. After adjusting for the inventory purchase accounting adjustments, our overall gross profit margin of 36.4% in 2005 was favorable to the 35.7% gross profit margin in 2004. In our general safety and preparedness segment (after adjusting for expenses related to purchase accounting of $4.3 million), gross profit increased by $12.0 million, or 10.8%, from $110.5 million in 2004 to $122.5 million in 2005. This increase was primarily due to the overall net sales increase of $24.0 million, or 7.8%, favorable exchange rates which has an impact of $1.9 million, and improved margin realization. Included in the general safety and preparedness segment gross profit were a $1.2 million and $4.1 million increase to the reserve for excess and obsolete inventory and a $0.2 million increase and $0.2 million decrease to the LIFO provisions in 2005 and 2004, respectively. In our fire service segment (after adjusting for expenses related to purchase accounting of $1.3 million), gross profit increased by $2.5 million, or 9.9%, from $26.1 million in 2004 to $28.6 million in 2005, as the $9.0 million, or 11.5% increase in net sales was partially offset by lower margin realization. In our electrical safety segment, gross profit increased by $4.0 million, or 20.4%, from $19.9 million in 2004 to $23.9 million in 2005, primarily due to the $9.6 million, or 18.8% increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $31.4 million, or 29.9%, from $104.9 million in 2004 to $136.3 million in 2005. In our general safety and preparedness segment, operating expenses increased by $11.0 million, or 13.9%, from $79.6 million in 2004 to $90.6 million in 2005, primarily due to incremental amortization expense of $3.0 million associated with intangible assets recorded as part of purchase accounting; higher exchange rates, which had an impact of $1.3 million; incremental Fibre-Metal operating expense of $1.4 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $24.0 million, or 7.8% increase in net sales. In our fire service segment, operating expenses increased $4.4 million, or 39.0%, from $11.1 million in 2004 to $15.5 million in 2005, primarily due to higher amortization expense of $2.6 million associated with intangible assets recorded as part of purchase accounting and additional general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment, operating expenses increased by $2.4 million, or 27.6%, from $8.7 million in 2004 to $11.1 million in 2005, primarily due to higher amortization expense of $1.4 million associated with intangible assets recorded as part of purchase accounting and higher selling and distribution expenses associated with the $9.6 million, or 18.8% increase in net sales. Corporate expenses in 2004 consisted of $5.0 million of general and administrative expenses and $0.6 million of expenses associated with exploring strategic alternatives. Corporate expenses in 2005 consisted of $5.6 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Norcross Transaction. The increase in corporate general and administrative expenses of $0.6 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations decreased by $18.5 million, or 35.8%, from $51.7 million in 2004 to $33.2 million in 2005. Included in income from operations in 2005 were: (1) inventory purchase accounting charges of $5.6 million; (2) incremental amortization expenses of $7.0 million related to purchase accounting; and (3) $13.6 million of management incentive compensation expense. Included in income from operations in 2004 were $0.6 million of expenses related to exploring strategic alternatives. Excluding these charges, income from operations increased by $7.1 million, or 13.5%. Excluding these same charges, as a percentage of net sales, income from operations increased from 11.9% in 2004 to 12.3% in 2005. In our general safety and preparedness segment (after adjusting for expenses related to purchase accounting of $7.3 million), income from operations increased by $3.9 million, or 12.4%, from $31.1 million in 2004 to $35.0 million in 2005, primarily due to higher net sales of $24.0 million, or 7.8%. In our fire service segment (after adjusting for expenses related to purchase accounting of $3.9 million), income from operations increased by $0.7 million, or 5.4%, from $15.0 million in 2004 to $15.7 million in 2005, as the $9.0 million, or 11.5%, increase in net sales was partially offset by lower margin realization and higher administrative expenses. In our electrical safety segment (after adjusting for expenses related to purchase accounting of $1.4 million), income from operations increased by $3.1 million, or 27.5%, from $11.1 million in 2004 to $14.2 million in 2005, primarily due to higher net sales of $9.6 million, or 18.8%, and improved manufacturing performance. Corporate expenses in 2004 consisted of $5.0 million of general and administrative expenses and $0.6 million of expenses associated with exploring strategic alternatives. Corporate expenses in 2005 consisted of $5.6 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Norcross Transaction. The increase in corporate general and administrative expenses of $0.6 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations in 2005 and 2004 were depreciation and amortization expenses of $18.9 million and $12.4 million, respectively. Of these amounts, $12.8 million, $3.0 million, and $3.1 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, in 2005 and $9.9 million, $0.4 million, $1.5 million and $0.6 million were attributable to these segments and corporate in 2004.

Interest expense. Interest expense increased by $0.2 million, or 0.8%, from $22.4 million in 2004 to $22.6 in 2005 primarily due to higher outstanding debt balances related to the Fibre-Metal Transaction. Interest expense incurred by Norcross and the subsidiary guarantors totaled $22.2 million in 2004 and $22.5 million in 2005.

Other, net. Other, net decreased by $0.5 from $1.2 million in 2004 to $0.7 million in 2005 due primarily to a $0.9 million loss recorded on the sale of property, plant and equipment in 2004.

Income tax expense. Income tax expense increased by $2.0 million, from $3.0 million in 2004 to $5.0 million in 2005, as a result of higher income tax expense levels at foreign operations.

Net income. Net income decreased by $19.9 million, from $25.3 million in 2004 to $5.4 million in 2005. This was the result of the reasons discussed above.

Year ended December 31, 2004 as Compared to Year Ended December 31, 2003

Net sales. Net sales increased by $67.7 million, or 18.3%, from $370.8 million in 2003 to $438.5 million in 2004. In our general safety and preparedness segment, net sales increased by $51.3 million, or 20.0%, from $257.3 million in 2003 to $308.6 million in 2004. This increase was primarily due to:  higher overall net sales in the U.S. of $15.5 million, reflecting higher footwear shipments of $5.7 million, increased government contract shipments of $5.7 million and strong overall market demand in addition to an increase in activity of products sold through the domestic preparedness channel; favorable exchange rates, which had an impact of $11.4 million; the impact of the acquisition of KCL in July 2003, which contributed incremental net sales of $19.0 million, and organic growth in our European and African operations of $4.9 million. In our fire service segment, net sales increased by $8.6 million, or 12.2%, from $70.3 million in 2003 to $78.9 million in 2004 reflecting strong domestic market demand and shipments to Iraq under a contract awarded in 2004. In our electrical safety segment, net sales increased by $7.8 million, or 18.1%, from $43.2 million in 2003 to $51.0 million in 2004 primarily driven by strong overall market demand, new product introductions, and shipments related to hurricane activity in the southeastern U.S.

Gross profit. Gross profit increased by $26.2 million, or 20.1%, from $130.4 million in 2003 to $156.6 million in 2004, primarily due to the $67.7 million, or 18.3%, increase in net sales. Our gross profit margin of 35.7% in 2004 was favorable to the 35.2% gross profit margin in 2003, primarily due to improvements in our general safety and preparedness and fire service segments. In our general safety and preparedness segment, gross profit increased by $20.1 million, or 22.3%, from $90.5 million in 2003 to $110.6 million in 2004. This increase was primarily due to:  the impact of the acquisition of KCL, which contributed $7.4 million of incremental gross profit; favorable exchange rates which had an impact of $3.9 million; higher gross profit in the U.S. of $6.8 million, reflecting the $15.5 million increase in net sales and improved manufacturing efficiencies; and increases in Europe and Africa in part due to the organic net sales increases. Included in the general safety and preparedness segment gross profit were a $4.1 million and $1.2 million increase to the reserve for excess and obsolete inventory and a $0.2 million decrease and a $0.8 million increase to the LIFO provisions in 2004 and 2003, respectively. In our fire service segment, gross profit increased by $3.1 million, or 13.2%, from $23.0 million in 2003 to $26.1 million in 2004, primarily due to the $8.6 million, or 12.2%, increase in net sales. In our electrical safety segment, gross profit increased by $3.0 million, or 17.7%, from $16.8 million in 2003 to $19.8 million in 2004, primarily due to the $7.8 million, or 18.1%, increase in net sales, which was partially offset by unfavorable product mix and higher manufacturing expenses.

Operating expenses. Operating expenses increased by $15.4 million, or 17.2%, from $89.5 million in 2003 to $104.9 million in 2004. In our general safety and preparedness segment, operating expenses increased by $11.4 million, or 16.6%, from $68.1 million in 2003 to $79.5 million in 2004, as lower amortization of intangibles of $2.1 million was more than offset by higher other operating expenses of $13.4 million due to:  incremental KCL operating expenses of $4.8 million; higher exchange rates, which had an impact of $3.0 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $51.3 million, or 20.0%, increase in net sales. In 2004, we recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims. This reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other dust particles, including asbestos, as determined by us in consultation with an independent consultant. In addition, we recorded a $1.3 million credit to operating expenses reflecting a reduction of our product liability reserve related to our fall protection products sold in Canada. This adjustment represents our current expectations of the liability based on information available. In our fire service segment, operating expenses increased $1.3 million, or 13.5%, from $9.8 million in 2003 to $11.1 million in 2004, primarily due to additional payroll and variable selling and distribution expenses associated with the $8.6 million, or 12.2%, increase in net sales. In our electrical safety segment, operating expenses increased by $0.9 million, or 11.8%, from $7.8 million in 2003 to $8.7 million in 2004, primarily due to higher selling and distribution expenses associated with the $7.8 million, or 18.1%, increase in net sales. Our corporate expenses increased $1.8 million, or 47.2%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations increased by $10.8 million, or 26.5%, from $40.9 million in 2003 to $51.7 million in 2004. As a percentage of net sales, income from operations increased from 11.0% in 2003 to 11.8% in 2004. In our general safety and preparedness segment, income from operations increased by $8.8 million, or 39.5%, from $22.3 million in 2003 to $31.1 million in 2004, primarily due to higher net sales of $51.3 million, or 20.0%. In our fire service segment, income from operations increased by $1.8 million, or 13.0%, from $13.2 million in 2003 to $15.0 million in 2004, primarily due to the $8.6 million, or 12.2%, increase in net sales. In our electrical safety segment, income from operations increased by $2.0 million, or 22.8%, from $9.1 million in 2003 to $11.1 million in 2004, primarily due to higher net sales of $7.8 million, or 18.1%. Our corporate expenses increased $1.8 million, or 47.2%, primarily due to $0.6 million of expenses associated with exploring strategic alternatives and higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations in 2004 and 2003 were depreciation and amortization expenses of $12.4 million and $12.7 million, respectively. Of these amounts, $9.9 million, $0.4 million, $1.5 million and $0.6 million were attributable to the general safety and preparedness, fire service, electrical safety segments and corporate, respectively, in 2004 and $10.6 million, $0.3 million, $1.2 million and $0.6 million were attributable to these segments and corporate in 2003.

Interest expense. Interest expense decreased by $11.0 million, or 32.8%, from $33.4 million in 2003 to $22.4 million in 2004. Included in interest expense in 2003 is $10.2 million attributable to the $5.2 million write-off of deferred financing fees, the $2.1 million write-off of original issue discount, and the $2.9 million prepayment penalty associated with the senior credit facility and senior subordinated debt financings. Excluding these charges, interest expense decreased by $0.8 million as lower weighted average interest rates were partially offset by higher debt levels associated with our senior subordinated notes financing. Interest expense incurred by Norcross and the subsidiary guarantors totaled $33.1 million in 2003 and $22.2 million in 2004.

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

In 2005 and 2004, cash provided by operating activities was $46.7 million and $30.3 million, respectively.  The $16.4 million improvement was primarily attributable to the $7.1 million increase in operating income (after adjusting for expenses related to purchase accounting, management incentive compensation, and strategic alternatives expense) and favorable working capital activity.

In 2004 and 2003, cash provided by operating activities was $30.3 million and $22.7 million, respectively.  The $7.6 million increase was primarily attributable to the $10.8 million increase in income from operations, which was offset by an increase in working capital in part due to higher net sales of $67.7 million.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital.  For the Predecessor period from January 1, 2005 through July 19, 2005, we made royalty payments to the sellers of Muck Boot and Arbin totaling $0.4 million.  Successor period investing activities for the period from July 20, 2005 through December 31, 2005 include: (1) $204.5 million of cash purchase price related to the Norcross Transaction; (2) $68.7 million of cash purchase price related to the Fibre-Metal Transaction; and (3) $0.5 million for royalty payments to the sellers of Muck Boot and Arbin.

In 2004, we funded cash to NSP Holdings of $0.5 million which was recorded under investing activities.  In 2004, we made royalty payments to the sellers of Muck Boot and Arbin totaling $0.7 million and received proceeds from the sale of property, plant, and equipment of $0.7 million.  Cash funded to NSP Holdings classified under investing activities was $0.5 million in 2004.  During 2004, we determined that the Due from NSP Holdings’ balance of $17.7 million would not likely be funded by NSP Holdings.  Therefore, we reclassified the Due from NSP Holdings’ balance to member’s equity.  Accordingly, payments to NSP Holdings after July 3, 2004 are classified under financing activities in the statements of cash flows.

During 2003, we acquired KCL for $18.0 million, made royalty payments to the sellers of Muck Boot and Arbin totaling $0.7 million and received proceeds from the sale of property, plant and equipment of $0.6 million.  In addition, cash was funded to NSP Holdings of $9.1 million used primarily to purchase warrants and preferred units from certain members of management associated with the senior subordinated debt financing.  During 2003, we received proceeds from the sale of plant, property and equipment of $0.6 million.

Our capital expenditures were $9.3 million in 2005, $6.4 million in 2004 and $7.4 million in 2003.

As of December 31, 2005, we had working capital of $130.1 million and cash of $20.7 million.  We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand.  Bunker gear is an exception and is generally made to order.  Our accounts receivable terms are generally 30 days, net.

For the predecessor period from January 1, 2005 through July 19, 2005, net cash used in financing activities was $14.2 million, including an excess cash flow sweep payment under the terms of the former senior credit facility of $12.2 million and $0.6 million of cash funded to NSP Holdings.  For the successor period from July 20, 2005 through December 31, 2005, net cash provided by financing activities was $264.6 million, including $153.0 million of borrowings under our New Credit Facility (as defined below) used to fund the Transactions and $121.1 million of capital contributions from Safety Products recorded as part of push down purchase accounting related to the Norcross Transaction.  Additionally, we paid $8.0 million in deferred financing costs consisting of expenses associated with the New Credit Facility (including incremental borrowings for the Fibre-Metal Transaction) and the $152.5 million senior subordinated notes, which are further discussed below.

In 2004, net cash used in financing activities was $8.2 million, representing payments for deferred financing costs of $0.2 million, payments on long-term debt obligations of $3.7 million, tax distributions to members of NSP Holdings of $2.9 million, and cash fundings to NSP Holdings of $1.3 million.

In 2003, net cash provided by financing activities was $21.5 million, representing payments of deferred financing fees of $13.7 million, retirement of our previous senior credit facility, junior subordinated notes and previous senior subordinated notes and other debt payments of $251.3 million, offset by borrowings under our former senior credit facility, junior subordinated notes and 9 7/8 % senior subordinated notes and other borrowings of $286.5 million.

On August 13, 2003, Norcross issued $152.5 million of 9 7/8 % senior subordinated notes and received gross proceeds of $151.5 million.  The proceeds were primarily used to: (1) repay principal and interest and repurchase warrants related to our previous senior subordinated notes, (2) repay $30.0 million of principal related to the former term loan, (3) repay principal on the junior subordinated notes used to finance the KCL acquisition, (4) purchase preferred units of NSP Holdings from certain members of management and (5) pay fees and expenses.

We acquired KCL on July 29, 2003 for $20.1 million, including the assumption of $0.2 million of KCL’s net indebtedness and acquisition costs of $1.1 million.  We financed this acquisition with cash on hand of $9.8 million, borrowings under the former revolving credit facility of $5.0 million and the issuance of $5.1 million in junior subordinated notes, which notes were repaid with the proceeds of the 9 7/8 % senior subordinated notes offering.

On July 19, 2005, in conjunction with the Norcross Transaction, we entered into a new Senior Credit Facility (the “New Credit Facility”) which provides for aggregate borrowings of $138.0 million, consisting of (a) a term loan in the amount of $88.0 million, payable in twenty-eight consecutive quarterly installments which commenced on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50.0 million.  The New Credit Facility is comprised of a U.S. revolving facility and a Canadian subfacility.  The amount of the total U.S. revolving facility is an amount equal to $50.0 million less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25.0 million less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of us or the U.S. Subsidiary Borrowers (as defined in the New Credit Facility), one or more new term loan facilities may be added in any aggregate amount of up to $100.0 million (and not less than $10.0 million for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance the then existing senior credit facility.

On November 1, 2005, we entered into the Incremental Facility Amendment to the New Credit Facility (the “Amendment”) in order to complete the acquisition of all of the issued and outstanding capital stock of Fibre-Metal.  Under the terms of the Amendment, the Company, the U.S. borrowers and the lenders agreed to a total incremental term commitment of $65.0 million.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.  Norcross financed the Fibre-Metal acquisition with these additional term borrowings and cash on the balance sheet.

As of December 31, 2005, borrowings under the New Credit Facility bore interest at a weighted average rate of 6.1%.  Prior to June 30, 2010, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium.  The term loan is payable in quarterly installments totaling $1.6 million per annum, with the remainder due on September 30, 2012.  As of December 31, 2005, there was approximately $152.4 million of outstanding indebtedness under the New Credit Facility and approximately $47.4 million of available borrowings under the revolving credit facility.

Borrowings under the U.S. revolving facility and term loan portion of the New Credit Facility bear interest at a rate per annum equal to our choice of (a) an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Credit Suisse as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or (b) the Eurodollar rate, plus an applicable margin.  Borrowings under the Canadian subfacility of the New Credit Facility bear interest at a rate per annum equal to the Canadian prime rate (which is the higher of (i) the rate of interest announced by Credit Suisse, Toronto Branch, as its reference rate then in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada and (ii) the CDOR rate plus 0.50% per annum), plus an applicable margin, or with respect to banker’s acceptances or their equivalents, the discount rate (as defined in the credit agreement) plus an applicable margin.

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

In connection with the closing of the Norcross Transaction, we entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among us, Norcross Capital Corp. (“Capital”), the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance by us and Capital of $152.5 million aggregate principal amount of 9 7/8 % senior subordinated notes due 2011.  Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive our obligations under the Change in Control covenant of the Indenture in connection with the Norcross Transaction.

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

Contractual Obligations

The following table summarizes our contractual obligations and commitments, as of December 31, 2005 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Long-term debt obligations	$305,138	$1,622	$3,211	$3,184	$297,121
Capital lease obligations	75	75	—	—	—
Interest payments	142,079	24,322	48,344	47,956	21,457
Operating lease obligations	15,999	5,428	6,974	3,306	291
Purchase obligations (1)	40,133	39,577	556	—	—
Other long-term liabilities (2)	7,685	5,371	2,314	—	—
Total	$511,109	$76,395	$61,399	$54,446	$318,869

(1)          Purchase obligations exclude our accounts payable of $21.2 million and include open purchase orders of $38.4 million and all other contractual obligations of $1.7 million pursuant to which we are obligated to purchase good or services.

(2)          Represents obligations under pension and other post-retirement plans.

Off-balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Effect of Inflation

Inflation has generally not been a material factor affecting our business.  Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective January 1, 2006. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the adoption of that standard would not have had an impact on our consolidated financial statements.

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

At December 31, 2005, we had total debt (excluding original issue premium) and obligations under capital leases of $305.2 million.  This debt is comprised of fixed rate debt of $152.8 million and floating rate debt of $152.4 million.  The pre-tax earnings and cash flow impact in 2005 resulting from a one percentage point increase in interest rates on our variable rate debt would be approximately $1.5 million, holding other variables constant.

A portion of our net sales was derived from manufacturing operations in Canada, Holland, Germany, Mexico, the Caribbean and South Africa.  The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars.  The effects of foreign currency fluctuations in these countries are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated.  The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member’s equity.  Accordingly, our consolidated member’s equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country’s respective currency and may, from time to time, also involve hedging programs intended to reduce our exposure to currency fluctuations.  Management believes the effect of a one percentage point increase in the strength of the Canadian dollar and the Euro relative to the U.S. dollar from December 31, 2004 to December 31, 2005 would have resulted in a $115,000 and $150,000 increase in our income from operations, respectively.  During 2005, the Canadian dollar strengthened approximately 3.3% relative to the U.S. dollar and the Euro weakened approximately 13.2% relative to the U.S. dollar.

ITEM 8.                                  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Norcross Safety Products L.L.C.

Audited Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005

Report of Independent Registered Public Accounting Firm

Member

Norcross Safety Products L.L.C.

We have audited the accompanying consolidated balance sheet as of December 31, 2005, of Norcross Safety Products L.L.C. (a Delaware Limited Liability Company), and the related consolidated statements of operations, changes in member’s equity, and cash flows for the period from July 20, 2005 to December 31, 2005 (Successor), and the consolidated balance sheet as of December 31, 2004, of Norcross Safety Products L.L.C. and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the two years in the period ended December 31, 2004 and for the period from January 1, 2005 to July 19, 2005 (Predecessor).  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Norcross Safety Products L.L.C. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the period from July 20, 2005 to December 31, 2005 (Successor), and the consolidated financial position of Norcross Safety Products L.L.C. as of December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period from January 1, 2005 to July 19, 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2006

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	Predecessor	Successor
	December 31,	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$35,731	$20,683
Accounts receivable, less allowance of $2,063 and $2,317 in 2004 and 2005, respectively	61,167	68,286
Inventories	82,532	93,462
Deferred income taxes	60	3,230
Prepaid expenses and other current assets	3,183	3,135
Total current assets	182,673	188,796
Property, plant and equipment, net	51,809	67,315
Deferred financing costs, net	9,394	7,513
Goodwill	132,662	136,487
Other intangible assets, net	6,256	276,842
Other noncurrent assets	5,689	5,109
Total assets	$388,483	$682,062

Liabilities and member’s equity
Current liabilities:
Accounts payable	$17,871	$21,229
Accrued expenses	28,127	34,683
Current maturities of long-term obligations	15,252	2,735
Total current liabilities	61,250	58,647
Pension, postretirement and deferred compensation	22,923	32,340
Long-term obligations	238,314	309,664
Other noncurrent liabilities	1,653	5,376
Deferred income taxes	4,799	52,496
Minority interest	142	176
	267,831	400,052

Member’s equity:
Contributed capital	116,060	221,068
(Accumulated deficit) retained earnings	(42,447)	308
Due from NSP Holdings L.L.C.	(17,740)	—
Accumulated other comprehensive income	3,529	1,987
Total member’s equity	59,402	223,363
Total liabilities and member’s equity	$388,483	$682,062

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands)

				Successor
	Predecessor			July 20, 2005
			January 1,	through
	Year Ended December 31,		2005 through	December 31,
	2003	2004	July 19, 2005	2005

Net sales	$370,802	$438,499	$271,694	$209,396
Cost of goods sold	240,408	281,924	171,645	139,978
Gross profit	130,394	156,575	100,049	69,418
Operating expenses:
Selling	35,155	40,120	25,512	19,154
Distribution	18,550	22,452	14,634	11,385
General and administrative	33,254	41,203	24,696	19,833
Amortization of intangibles	2,583	517	329	7,216
Strategic alternatives	—	616	—	—
Management incentive compensation	—	—	13,554	—
Total operating expenses	89,542	104,908	78,725	57,588
Income from operations	40,852	51,667	21,324	11,830
Other expense (income):
Interest expense	33,372	22,437	13,126	9,499
Interest income	(117)	(213)	(464)	(156)
Other, net	(1,002)	1,159	745	(9)
Income before income taxes and minority interest	8,599	28,284	7,917	2,496
Income tax expense	1,685	2,972	3,519	1,462
Minority interest	(3)	25	13	(2)
Net income	$6,917	$25,287	$4,385	$1,036

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

(Amounts in Thousands, Except Units)

	Units	Amount	Contributed Capital	Accumulated Deficit	Due from NSP Holdings L.L.C.	Accumulated Other Comprehensive (Loss) Income	Total
Predecessor Company
Balance at January 1, 2003	100	—	$116,060	$(71,708)	$—	$(14,831)	$29,521
Foreign currency translation adjustments	—	—	—	—	—	12,464	12,464
Minimum pension liability	—	—	—	—	—	(208)	(208)
Net income	—	—	—	6,917	—	—	6,917
Comprehensive income							19,173
Balance at December 31, 2003	100	—	116,060	(64,791)	—	(2,575)	48,694
Foreign currency translation adjustments	—	—	—	—	—	7,151	7,151
Minimum pension liability	—	—	—	—	—	(1,047)	(1,047)
Net income	—	—	—	25,287	—	—	25,287
Comprehensive income							31,391
Dividend to NSP Holdings L.L.C.	—	—	—	(2,943)	—	—	(2,943)
Due from NSP Holdings L.L.C.	—	—	—	—	(17,740)	—	(17,740)
Balance at December 31, 2004	100	$—	$116,060	$(42,447)	$(17,740)	$3,529	$59,402
Foreign currency translation adjustments	—	—	—	—	—	(5,651)	(5,651)
Minimum pension liability	—	—	—	—	—	(3,684)	(3,684)
Net income	—	—	—	4,385	—	—	4,385
Comprehensive loss							(4,950)
Dividends to NSP Holdings L.L.C.	—	—	—	(9)	—	—	(9)
Due from NSP Holdings L.L.C.	—	—	—	—	(558)	—	(558)
Balance at July 19, 2005	100	$—	$116,060	$(38,071)	$(18,298)	$(5,806)	$53,885

Successor Company
Capital contribution	100	$—	$221,068	$—	$—	$—	$221,068
Foreign currency translation adjustments	—	—	—	—	—	1,987	1,987
Net income	—	—	—	1,036	—	—	1,036
Comprehensive income							3,023
Dividends to Safety Products Holdings, Inc.	—	—	—	(728)	—	—	(728)
Balance at December 31, 2005	100	$—	$221,068	$308	$—	$1,987	$223,363

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

				Successor
	Predecessor			July 20, 2005
			January 1, 2005	through
	Year Ended December 31,		through July	December 31,
	2003	2004	19, 2005	2005

Operating activities
Net income	$6,917	$25,287	$4,385	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and form amortization	10,166	11,854	6,177	5,145
Amortization of intangibles	2,583	517	329	7,216
Amortization of deferred financing costs	2,191	1,777	1,020	535
Amortization of original issue discount (premium)	662	92	58	(439)
Write-off of deferred financing costs	7,284	—	—	—
(Gain) loss on sale of property, plant and equipment	(417)	899	—	—
Deferred income taxes	154	583	(86)	(957)
Minority interest	(3)	25	13	(2)
Changes in operating assets and liabilities:
Accounts receivable	(698)	(7,876)	(2,607)	1,259
Inventories	(12,118)	(1,704)	(1,515)	7,208
Prepaid expenses and other current assets	(443)	650	467	(162)
Other noncurrent assets	(395)	(627)	(477)	412
Accounts payable	2,474	(286)	(492)	2,170
Accrued expenses	3,196	290	14,177	4,429
Pension, postretirement, and deferred compensation	1,335	(2,442)	(1,210)	(1,431)
Other noncurrent liabilities	(294)	1,223	(30)	3
Other	87	(4)	22	1
Net cash provided by operating activities	22,681	30,258	20,231	26,423

Investing activities
Purchase of businesses, net of cash acquired	(18,757)	(691)	(653)	(273,725)
Purchases of property plant and equipment	(7,432)	(6,423)	(4,250)	(5,037)
Proceeds from sale of property, plant and equipment	578	736	—	—
Due from NSP Holdings L.L.C.	(9,108)	(459)	—	—
Net cash used in investing activities	(34,719)	(6,837)	(4,903)	(278,762)

Financing activities
Payments for deferred financing costs	(13,711)	(204)	—	(8,048)
Proceeds from borrowings	286,539	—	—	153,000
Payments of debt	(220,333)	(3,719)	(13,623)	(731)
Net repayments under revolving credit facility	(30,960)	—	—	—
Capital contribution	—	—	—	121,114
Due from NSP Holdings L.L.C.	—	(1,302)	(558)	—
Dividends to NSP Holdings L.L.C.	—	(2,943)	(9)	—
Dividends to Safety Products Holdings, Inc.	—	—	—	(728)
Net cash provided by (used in) financing activities	21,535	(8,168)	(14,190)	264,607
Effect of exchange rate changes on cash	5,082	4,137	(2,725)	1,271
Net increase (decrease) in cash and cash equivalents	14,579	19,390	(1,587)	13,539
Cash and cash equivalents at beginning of year	1,762	16,341	35,731	7,144
Cash and cash equivalents at end of year	$16,341	$35,731	$34,144	$20,683

See notes to consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(Amounts in Thousands, Except Units and Per Unit Data)

1.  Formation of Norcross Safety Products L.L.C.

Norcross Safety Products L.L.C. (the “Company”) operates as a limited liability company in accordance with the Limited Liability Company Act of the state of Delaware.  The Company is a leading designer, manufacturer and marketer of branded products in the personal protection equipment industry.  The Company manufactures and markets a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries.  The Company is wholly-owned by Safety Products Holdings, Inc. (“Safety Products”).

2.  Transactions

On July 19, 2005, the Company announced the closing of the transaction under which it was acquired by Safety Products, a new holding company formed by Odyssey Investment Partners, LLC for the purpose of completing the acquisition.  Pursuant to the terms of the purchase agreement, Safety Products purchased all of the outstanding membership units of the Company and all of the outstanding common stock of NSP Holdings Capital Corp. (“NSP Capital”), a wholly-owned subsidiary of NSP Holdings L.L.C. (“NSP Holdings”), and pursuant to which Safety Products assumed all of the outstanding indebtedness of the Company and NSP Holdings, in exchange for a base purchase price to NSP Holdings of $472,000, plus the cash in the Company as of April 2, 2005 in the amount of approximately $16,900, less (1) the indebtedness of the Company and its subsidiaries as of April 2, 2005 and (2) certain transaction fees and expenses.  The cash purchase price was $204,488 including direct costs of acquisition of $2,346, and excluding assumed debt of $260,523.

On November 1, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of The Fibre-Metal Products Company (“Fibre-Metal”).  The purchase price was $68,723, including acquisition costs of $723.  The Company financed the acquisition through additional term borrowings under the New Credit Facility and cash on the balance sheet.

The acquisition of the Company is referred to as the “Norcross Transaction” and the acquisition of Fibre-Metal is referred to as the “Fibre-Metal Transaction.”  Collectively, the Norcross Transaction and the Fibre-Metal Transaction are referred to as the “Transactions.”

3.  Basis of Presentation

Predecessor – The consolidated financial statements of the Predecessor represent the consolidated results of operations of Norcross Safety Products L.L.C. prior to the Norcross Transaction.

Successor – The consolidated financial statements of the Successor represent the consolidated results of operations of Norcross Safety Products L.L.C. subsequent to the Norcross Transaction.

The consolidated financial statements of the Successor as of December 31, 2005 and for the period from July 20, 2005 through December 31, 2005 reflect the Transactions under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 141, Business Combinations.

The Company has not finalized the allocation of the purchase price related to the Norcross Transaction as of December 31, 2005.  Such allocation is subject to change pending receipt of additional information regarding liabilities assumed on the acquisition date, as well as certain deferred tax items, pending completion of certain tax structuring.  The Company has preliminarily allocated the purchase price on the basis of its current estimate of fair value of the underlying assets acquired and liabilities assumed as follows:

As of July 20, 2005
Cash and cash equivalents	$7,144
Accounts receivable	63,774
Inventories	93,503
Prepaid expenses and other current assets	2,806
Property, plant, and equipment	63,560
Goodwill	103,322
Other intangible assets	242,459
Other noncurrent assets	5,828
Total assets acquired	$582,396

Accounts payable	17,379
Accrued expenses	28,136
Pension, post-retirement, and deferred compensation	33,739
Other noncurrent liabilities	4,373
Deferred income taxes	33,608
Minority interest	148
Total liabilities assumed	117,383
Net assets acquired	$465,013

The Company has not finalized the allocation of the purchase price related to the Fibre-Metal Transaction as of December 31, 2005.  Such allocation is subject to change pending the completion of the Company’s integration plans.  The Company has preliminarily allocated the purchase price on the basis of its current estimate of fair value of the underlying assets acquired and liabilities assumed as follows:

As of November 1, 2005
Cash and cash equivalents	$—
Accounts receivable	5,770
Inventories	7,166
Prepaid expenses and other current assets	167
Property, plant, and equipment	3,533
Goodwill	32,306
Other intangible assets	41,130
Total assets acquired	$90,072

Accounts payable	1,680
Accrued expenses	3,115
Pension, post-retirement, and deferred compensation	32
Deferred income taxes	16,522
Total liabilities assumed	21,349
Net assets acquired	$68,723

The results of operations of Fibre-Metal are included in the Company’s consolidated statement of operations from the date of acquisition.

The Company has engaged independent appraisers to assist in determining the fair values of property, plant, and equipment, inventories, and other intangible assets, including customer relationships, brand names, developed technology, favorable leaseholds and backlog.  The Company has received preliminary values from the appraisers, which have been included in the above tables; however the final appraisals are not yet complete.

The Company has not yet completed its allocation of purchase price and may make further adjustment to the preliminary allocations in subsequent periods.

Based on preliminary estimates, approximately $103,322 of goodwill was recorded related to the Norcross Transaction (of which approximately $38,000 was tax deductible).  The primary reasons for the Norcross Transaction and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

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

Based on preliminary estimates, approximately $32,306 of goodwill was recorded related to the Fibre-Metal Transaction (none of which was tax deductible).  The primary reasons for the Fibre-Metal Transaction and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•                  Fibre-Metal’s leading market position as a designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry offers a competitive advantage in competing for new customers.

•                  Expected cost savings associated with integrating Fibre-Metal manufacturing and distribution facilities into the Company’s existing facilities.

Other considerations affecting the value of goodwill include:

•                  The ability of the assembled workforce to develop future innovative technologies and products.

•                  The application of purchase accounting, particularly for deferred tax liabilities for which significant liability balances were recorded with no corresponding significant short-term cash outflows.

The following table presents the unaudited pro forma net sales, income from operations, and net income of the Company (based on the preliminary allocation of purchase price) assuming the Transactions had occurred on January 1, 2004:

	Year Ended December 31, 2004	Year Ended December 31, 2005
Net sales	$469,183	$510,854
Income from operations	42,515	41,482
Net income	13,485	9,426

4.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Norcross Safety Products L.L.C. and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables.  Credit risk with respect to trade receivables is limited due to the diversity of customers comprising the Company’s customer base.  The Company performs ongoing credit evaluations of its customers and maintains sufficient allowances for potential credit losses.  The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-offs based on historical experience.  The Company’s policy is to not charge interest on trade receivables after the invoice becomes past due and to not require collateral.  A receivable is considered past due if payments have not been received within agreed-upon invoice terms.

Revenue Recognition

Sales and related cost of sales are recognized when products are shipped, which is when title passes to the customer.

Freight-Out Costs

The Company records freight-out costs in distribution expenses.  Such amounts were $8,697, $10,224, $6,848 and $5,380 for the years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 20, 2005 through December 31, 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Inventories valued at first in, first out (FIFO) cost accounted for approximately 69% and 64% of the Company’s inventories at December 31, 2004 and 2005, respectively.  All other inventories are valued using last in, first out (LIFO) cost.

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

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

Buildings and improvements	4 to 25 years
Machinery and equipment	4 to 15 years
Dies and tooling	1 to 15 years
Furniture and fixtures	1 to 10 years
Computers and office equipment	1 to 7 years

Intangible Assets

The amortizable lives of intangible assets for the purpose of computing amortization expense are as follows:

Brand names	Indefinite
Customer relationships	15 to 20 years
Technology	10 years
Favorable Leaseholds	1.5 years

Deferred Financing Costs

Deferred financing costs represent capitalized fees and expenses associated with obtaining financing.  The costs are being amortized using the straight-line method, which approximates the interest method, over the period of the related financing.  Accumulated amortization of deferred financing costs at December 31, 2004 and 2005, was $2,889 and $535, respectively.

Goodwill and Other Intangibles

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.  The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.  The Company performed a goodwill impairment test on the amount of goodwill during the fourth quarter of 2003, 2004 and 2005.  Based on the results of the first step of the annual impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed.

The following table summarizes goodwill by segment:

	General Safety and Preparedness	Fire Service	Electrical Safety	Total
Predecessor Company
Balance as of January 1, 2004	$120,645	$9,387	$—	$130,032
Goodwill acquired during the year	34	—	—	34
Adjustments to fair value of assets acquired	2,249	—	—	2,249
Effect of foreign currency translation	347	—	—	347
Balance as of December 31, 2004	123,275	9,387	—	132,662
Goodwill acquired during the year	73	—	258	331
Adjustments to fair value of assets acquired	—	—	—	—
Effect of foreign currency translation	(773)	—	—	(773)
Balance as of July 19, 2005	$122,575	$9,387	$258	$132,220

Successor Company
Balance as of July 20, 2005	$84,851	19,437	$12,005	$116,293
Goodwill acquired during the year	32,359	—	—	32,359
Adjustments to fair value of assets acquired	(12,971)	172	—	(12,799)
Effect of foreign currency translation	634	—	—	634
Balance as of December 31, 2005	$104,873	$19,609	$12,005	$136,487

The Company’s other intangible assets with indefinite lives consist of $730 and $98,802 related to brand names as of December 31, 2004 and 2005, respectively.

The Company’s other intangible assets with finite lives consist of brand names, customer relationships, technology and favorable leaseholds.  The following table summarizes other intangible assets with finite lives:

	Predecessor			Successor
	December 31, 2004			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Brand names	$4,427	$(698)	$3,729	$—	$—	$—
Customer relationships	2,147	(350)	1,797	160,478	(3,072)	157,406
Technology	—	—	—	510	(57)	453
Favorable Leaseholds	—	—	—	20,910	(729)	20,181
Total	$6,574	$(1,048)	$5,526	$181,898	$(3,858)	$178,040

Future amortization expense for other intangible assets held as of December 31, 2005, is as follows:

2006	$10,873
2007	10,646
2008	10,533
2009	10,533
2010	10,533
Thereafter	124,922
$178,040

Income Taxes

The Company is a limited liability company.  The Predecessor income is allocated to, and included in the individual returns of the unitholders of NSP Holdings which is treated as a partnership under federal tax law.  The Successor income is included as part of the U.S. federal consolidated return of Safety Products.  Certain of the Company’s subsidiaries are corporations which are subject to U.S. federal, state and local income taxes.  For the Predecessor period the tax liability for these entities is calculated on a stand alone basis.  For the Successor period, these entities are treated as filing as part of a consolidated group with the Company.  Additionally, the Company’s foreign subsidiaries are subject to their respective foreign income tax reporting requirements.

Deferred income taxes are recognized for the difference in reporting of certain assets and liabilities for financial reporting and tax purposes.  These temporary differences are determined by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Valuation allowances are provided against deferred tax assets which are not likely to be realized.  Deferred income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice, and it is the intention, of the Company to continue to reinvest these earnings in the businesses outside the United States.  The effect of a change in tax rates is recognized in the period that includes the enactment date.

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was approximately $2,577, $3,021, $2,422 and $1,547 for the years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 20, 2005 through December 31, 2005, respectively.

Foreign Currency Translation

The accounts of foreign operations are measured using local currency as the functional currency.  For those operations, assets and liabilities are translated into U.S. dollars at the end of period exchange rates and income and expenses are translated at average exchange rates.  Net adjustments resulting from such translation are accumulated as a separate component of other comprehensive income included in member’s equity.  The accumulated balance of the foreign currency translation adjustments included as a component of the accumulated other comprehensive income amounted to $14,342 and $1,987 as of December 31, 2004 and 2005, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, the New Senior Credit Facility, notes payable, and the New Senior subordinated notes (see Note 7).  The fair values of the Company’s financial instruments were not materially different from their carrying values at December 31, 2004 and 2005.  The Company estimates the fair value of its obligations using the discounted cash flow method with interest rates currently available for similar obligations.

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

The liability related to medical self-insurance was $2,282 and $2,520 as of December 31, 2004 and 2005, respectively.  Medical self-insurance expense was approximately $5,325, $6,270, $4,800 and $3,109 for the years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 20, 2005 through December 31, 2005, respectively.

Use of Estimates in the Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective January 1, 2006. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the adoption of that standard would not have had an impact on our consolidated financial statements.

Reclassifications

Certain account balances have been reclassified from the prior year to conform with current year presentation.  Specifically, discounts and rebate expense were reclassified from selling expenses to net sales.  The impact of this reclassification caused a reduction of selling expenses and net sales of $1,722, $1,781, and $1,380 for the years ended December 31, 2003 and 2004 and the period from January 1, 2005 through July 19, 2005, respectively.

5.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Predecessor	Successor
	December 31,	December 31,
	2004	2005
Land	$4,234	$8,271
Buildings and improvements	15,115	15,989
Machinery and equipment	55,539	33,074
Dies and tooling	13,822	5,852
Furniture and fixtures	4,331	1,704
Computers and office equipment	17,118	4,479
Construction in progress	2,017	2,730
	112,176	72,099
Less: Accumulated depreciation	(60,367)	(4,784)
	$51,809	$67,315

Machinery and equipment includes assets under capital leases with a gross amount of $330 and accumulated amortization of $20.

6.  Inventories

Inventories consist of the following:

	Predecessor	Successor
	December 31,	December 31,
	2004	2005
At FIFO cost:
Raw materials	$21,726	$23,755
Work in process	10,419	12,745
Finished goods	52,045	57,126
	84,190	93,626
Adjustment to LIFO cost	(1,658)	(164)
	$82,532	$93,462

7. Debt

The Company’s debt consists of the following:

	Predecessor	Successor
	December 31,	December 31,
	2004	2005
Revolving credit facilities	$—	$—
Term loan	97,725	152,390
Senior subordinated notes	152,500	152,500
European term loans	469	248
Arbin seller notes	454	—
Subordinated seller notes	3,121	—
Capital lease obligations	207	75
Unamortized (discount) premium on senior subordinated notes	(910)	7,186
	253,566	312,399
Less: Current maturities of long-term obligations	15,252	2,735
	$238,314	$309,664

On March 21, 2003, the Company entered into a Senior Credit Facility (the “Former Credit Facility”) with a group of banks and financial institutions.  Under the initial terms of this agreement, the Company could borrow up to $160,000 in the United States and approximately $8,300 in Canada ($10,000 Canadian).  The Former Credit Facility consisted of a $30,000 revolving credit facility and a $130,000 term loan in the United States, and a Canadian $10,000 revolving credit facility.  These borrowings replaced the previous senior credit facility of the Company.  The Company recorded a $1,270 million charge to interest expense for the write-off of deferred financing fees associated with the previous senior credit facility financing for the year ended December 31, 2003.

On July 19, 2005, in conjunction with the Norcross Transaction, the Company entered into a new Senior Credit Facility (the “New Credit Facility”) which provides for aggregate borrowings of $138,000, consisting of (a) a term loan in the amount of $88,000, payable in twenty-eight consecutive quarterly installments which commenced on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50,000.  The New Credit Facility is comprised of a U.S. revolving facility and a Canadian subfacility.  The amount of the total U.S. revolving facility is an amount equal to $50,000 less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25,000 less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of the Company or the U.S. Subsidiary Borrowers (as defined in the New Credit Facility), one or more new term loan facilities may be added in any aggregate amount of up to $100,000 (and not less than $10,000 for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance the Former Credit Facility.  As of December 31, 2005, the interest rate was 6.1% for the term loan.

Borrowings under the U.S. revolving facility and term loan bear interest at a rate per annum equal to our choice of (a) an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Credit Suisse as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or (b) the Eurodollar rate, plus an applicable margin.  Borrowings under the Canadian subfacility bear interest at a rate per annum equal to the Canadian prime rate (which is the higher of (i) the rate of interest announced by Credit Suisse, Toronto Branch, as its reference rate then in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada and (ii) the CDOR rate plus 0.50% per annum), plus an applicable margin, or with respect to banker’s acceptances or their equivalents, the discount rate (as defined in the credit agreement) plus an applicable margin.

Initially, the applicable margin with respect to the revolving credit facility was (a) 1.25% in the case of alternate base rate loans and Canadian dollar prime loans and (b) 2.25% in the case of Eurodollar rate loans and bankers’ acceptance rate loans.  With respect to the term loan, the applicable margin will be (a) 1.00% in the case of alternate base rate loans and (b) 2.00% in the case of Eurodollar rate loans.  After December 31, 2005, the margins applicable to the revolving credit facility and the U.S. swing line loans will adjust on a sliding scale based on the total leverage ratio of the Company and its subsidiaries.  In addition, the Company will be required to pay to the lenders under the revolving credit facility an initial commitment fee in respect of the unused commitments thereunder at a per annum rate of 0.50%.  After December 31, 2005, the commitment fee rate will adjust on a sliding scale based on the total leverage ratio of the Company and its subsidiaries.

The U.S. revolver also provides for the issuance of letters of credit of up to $5,000 or in an amount which, when added to the aggregate outstanding amount under the U.S. and Canadian revolvers, will not exceed $50,000.  The Canadian revolver provides for the issuance of letters of credit of up to Canadian $1,000 or in an amount which, when added to the aggregate outstanding principal amount under the Canadian revolver, will not exceed the U.S. equivalent of $25,000.  At December 31, 2005, total letters of credit outstanding were $2,575 under the U.S. revolver and the Company had aggregate unused credit available of $47,425 under the U.S. and Canadian revolver.

On November 1, 2005, the Company entered into the Incremental Facility Amendment to the New Credit Facility.  Under the terms of the Amendment, the Company, the U.S. Borrowers and the Lenders agreed to a total incremental term commitment from the Increasing Lenders of $65,000.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.

On August 13, 2003, the Company and Norcross Capital Corp. (“Capital”) issued $152,500 of 9.875% Senior Subordinated Notes due 2011 (the “New Senior Subordinated Notes”) and received gross proceeds of $151,465.  The proceeds were primarily used to: (i) repay principal and interest and repurchase warrants related to the $95,000 of senior subordinated notes previously issued, (ii) repay $30,000 of principal related to the term loan, (iii) repay principal on the junior subordinated notes used to finance the KCL acquisition, (iv) purchase preferred units of NSP Holdings from certain members of management and (v) pay fees and expenses.  The Company recorded a $8,914 charge to interest expense for the write-off of deferred financing fees and original issue discount and a prepayment penalty associated with the $95,000 of senior subordinated notes for the year ended December 31, 2003.

In connection with the Norcross Transaction, the Company entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among the Company, Capital, the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance of the New Senior Subordinated Notes.  Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive the Company’s obligations under the Change in Control covenant of the Indenture in connection with the Norcross Transaction.

The New Credit Facility and New Senior Subordinated Notes contain certain covenants restricting the Company’s ability to: (i) incur additional indebtedness, (ii) dispose of property or issue capital stock, (iii) declare or pay dividends or redeem or repurchase capital stock, (iv) make capital expenditures, (v) make loans or investments, (vi) prepay, amend, or otherwise alter debt and other material agreements, (vii) transact with affiliates, and (viii) engage in sale and leaseback transactions.  The Company is also subject to certain financial covenants including the maintenance of minimum interest and fixed charge coverage ratios and a total leverage ratio.

The New Credit Facility is secured by a first priority lien on substantially all of the Company’s property and assets.  The New Senior Subordinated Notes are general unsecured obligations of the Company that are subordinate to borrowings under the New Credit Facility and European term loans.  The New Credit Facility and the New Senior Subordinated Notes are guaranteed by the Company’s domestic subsidiaries and by Safety Products.  In addition, borrowing under the Canadian revolver are guaranteed by the Canadian subsidiaries.

The Company issued an unsecured $2,924 seller note in connection with one of its acquisitions, of which $439 was outstanding at December 31, 2004.  All outstanding principal and accrued interest was paid July 1, 2005.

In connection with the Muck Boot acquisition, the Company issued a seller note totaling $2,000.  The note and accrued interest was paid in full as part of the Norcross Transaction.

In connection with the Arbin acquisition, the Company issued three seller notes with an aggregate original principal balance of $2,564.  These notes and accrued interest were paid in full as part of the Norcross Transaction.

Revolving credit facilities in Europe permit borrowings of up to €2,717, of which €2,717 was available at December 31, 2005.  In addition, the South African location entered into a credit agreement which permits borrowings of up to R6,000, of which R3,100 was available as of December 31, 2005.

Aggregate maturities of long-term debt at December 31, 2005, are as follows:

2006	$2,735
2007	2,750
2008	2,824
2009	2,935
2010	3,056
Thereafter	298,099
$312,399

Interest paid during the years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005 and the period from July 20, 2005 through December 31, 2005 was approximately $20,336, $20,567, $12,047, and $9,406, respectively.

8.  Income Taxes

For the Predecessor, certain of the Company’s subsidiaries are subject to foreign and U.S. federal, state and local income taxes.  The components of “Income before income taxes and minority interest,” for the C corporations subject to foreign and U.S. federal, state and local income taxes consist of U.S. (losses) income of $(840), $11,078 and $12,516 and foreign income of $3,971, $6,107 and $5,244, for the years ended December 31, 2003 and 2004 and the period from January 1, 2005 through July 19, 2005, respectively.

For the Successor, Safety Products and its U.S. subsidiaries will file a consolidated U.S. corporate income tax return.  While the separate company results attributable solely to the parent company are not reported herein, the income and losses attributable to all other subsidiaries and the U.S. and foreign income taxes attributable to such income or losses are reported in full.  The components of “Income before income taxes and minority interest,” for the subsidiaries subject to foreign and U.S. federal, state and local income taxes consist of U.S. income of $2,520 and foreign losses of $(24), for the period from July 20, 2005 through December 31, 2005.

The income tax expense on income before income taxes and minority interest consists of the following:

				Successor
	Predecessor			July 20, 2005 through December 31, 2005
			January 1,
	Year Ended December 31,		2005 through
	2003	2004	July 19, 2005
	(dollars in thousands)
Current:
Federal	$—	$207	$185	$1,058
State	480	171	65	216
Foreign	1,359	3,007	2,886	1,424
Total current provision	1,839	3,385	3,136	2,698
Deferred:
Federal	—	—	—	(6)
State	—	—	—	(1)
Foreign	(154)	(413)	383	(1,229)
Total deferred (benefit) expense	(154)	(413)	383	(1,236)
Income tax expense	$1,685	$2,972	$3,519	$1,462

The income tax expense differs from the amount of income tax benefit computed by applying the U.S. federal income tax rate to income before income taxes and minority interest.  A reconciliation of the difference is as follows:

				Successor
	Predecessor			July 20, 2005 through December 31, 2005
			January 1,
	Year Ended December 31,		2005 through
	2003	2004	July 19, 2005
	(dollars in thousands)
Income tax expense at statutory federal tax rate	$3,010	$9,899	$2,771	$874
Adjustment for limited liability company income included in the return of the unit holders of NSP Holdings	(1,945)	(3,894)	3,290	—
C corporation income tax expense at statutory federal tax rate	1,065	6,005	6,061	874
(Decrease) increase resulting from:
State and local taxes, net of federal benefit	(14)	110	33	139
Foreign subsidiaries’ tax rate differences	218	(353)	1,219	154
Change in valuation allowance—U.S.	386	(3,711)	(4,407)	—
Change in valuation allowance—Foreign	76	415	—	(6)
Nondeductible depreciation, amortization and other expenses	(104)	(149)	46	68
Other	58	655	567	233
Income tax expense	$1,685	$2,972	$3,519	$1,462

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities consist of the following:

	Predecessor	Successor
	December 31,	December 31,
	2004	2005
Deferred tax assets:
United States net operating loss carryforwards	$13,828	$4,321
Foreign net operating loss	1,317	—
Inventories—Principally obsolescence reserves	2,566	2,607
Intangibles—Principally covenant not to compete	3,598	3,866
Pensions and deferred compensation	7,901	12,439
Allowance for doubtful accounts	220	244
Other—Principally accruals	2,633	4,548
Total deferred tax asset	32,063	28,025
Less: Valuation allowance	(28,854)	—
Net deferred tax asset	3,209	28,025
Deferred tax liabilities:
Property, plant, and equipment	6,042	13,682
LIFO reserve	1,906	2,426
Interest on debt	—	—
Intangible assets	—	59,136
Other—Principally inventory step-up	—	2,047
Total deferred tax liabilities	7,948	77,291
Net deferred tax liability	$(4,739)	$(49,266)

The U.S. net operating losses expire beginning in 2018.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  For the years ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the Predecessor began to generate taxable income and utilized a portion of its net operating loss carryforward; which resulted in a decrease in the valuation allowance.  For the Successor, the decrease in the valuation reserve is due primarily to two factors:  1) the change in the Company’s tax structure which allows all U.S. subsidiaries to file a consolidated federal return and 2) the creation of significant deferred tax liabilities in purchase accounting which can be offset by the Company’s deferred tax assets, allowing full recognition of the assets.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $15,329 at December 31, 2005.  These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The income tax expense for the Predecessor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before income taxes and minority interest primarily due to: 1) the tax structure of certain U.S. subsidiaries which requires income taxes to be distributed to and paid by the unitholders, 2) net operating loss carryforwards in the United States and 3) the settlement of income tax audits in Canada and the Netherlands.

The income tax expense for the Successor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before income taxes and minority interest primarily due to net operating loss carryforwards in the United States and the impact of purchase accounting adjustments related to the Transactions.

Income taxes paid during the years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 20, 2005 through December 31, 2005 were $1,044, $1,148, $2,393, and $3,879, respectively.

9.  Employee Benefit Plans

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

The following table sets forth the details of the funded status of the pension and post-retirement plans, the amounts recognized in the consolidated statements of financial position, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts:

	Predecessor				Successor
	Year Ended December 31, 2004		January 1, 2005 through July 19, 2005		July 20, 2005 through December 31, 2005
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits

Change in benefit obligation:
Benefit obligation at beginning of period	$59,527	$1,400	$64,694	$1,440	$70,567	$1,483
Fibre-Metal opening obligation	—	—	—	—	3,085	—
Service cost	1,566	26	903	14	855	12
Interest cost	3,511	82	1,960	43	1,692	34
Benefits paid	(2,416)	(239)	(1,698)	(250)	(897)	(162)
Actuarial loss (gain)	2,506	171	4,708	237	(1,993)	37
Benefit obligation at end of period	$64,694	$1,440	$70,567	$1,484	$73,309	$1,404
Change in plan assets:
Fair value of plan assets at beginning of period	$31,520	$—	$37,854	$—	$40,083	$—
Fibre-Metal opening plan assets	—	—	—	—	3,053	—
Actual return on plan assets	2,702	—	1,052	—	863	—
Employer contribution	6,048	239	2,876	251	1,768	162
Benefits paid	(2,416)	(239)	(1,698)	(251)	(897)	(162)
Fair value of plan assets at end of period	$37,854	$—	$40,084	$—	$44,870	$—
Reconciliation of amount recognized in the consolidated balance sheets:
Accumulated benefit obligation	$(58,877)	$(1,440)	$(63,524)	$(1,484)	$(66,561)	$(1,404)
Effect of salary projection	(5,817)	—	(7,043)	—	(6,747)	—
Projected benefit obligation	(64,694)	(1,440)	(70,567)	(1,484)	(73,309)	(1,404)
Market value of assets	37,854	—	40,084	—	44,870	—
Funded status	(26,840)	(1,440)	(30,483)	(1,484)	(28,439)	(1,404)
Unrecognized actuarial loss (gain)	16,630	1,142	21,538	1,331	(1,223)	37
Unrecognized prior service cost	38	118	36	109	—	—
Net amount recognized at end of period	$(10,172)	$(180)	$(8,909)	$(44)	$(29,662)	$(1,367)
Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(21,023)	$(180)	$(23,440)	$(44)	$(29,662)	$(1,367)
Intangible asset	38	—	36	—	—	—
Accumulated other comprehensive loss	10,813	—	14,495	—	—	—
Net amount recognized at end of period	$(10,172)	$(180)	$(8,909)	$(44)	$(29,662)	$(1,367)

	Predecessor				Successor
	Year Ended December 31, 2004		January 1, 2005 through July 19, 2005		July 20, 2005 through December 31, 2005
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Change in accrued benefit cost:
Accrued benefit cost at beginning of year	$12,935	$208	$10,171	$180	$30,483	$1,483
Fibre-Metal opening accrued benefit cost	—	—	—	—	32	—
Net periodic benefit cost	3,285	211	1,614	114	914	46
Contributions	(6,048)	(239)	(2,876)	(250)	(1,767)	(162)
Accrued benefit cost at December 31	$10,172	$180	$8,909	$44	$29,662	$1,367
Weighted average assumptions used to determine year end benefit obligation:
Discount rate	5.75%	5.75%	5.25%	5.25%	5.50%	5.50%
Rate of compensation increase	4.00%	—	4.00%	—	4.00%	—

	Predecessor						Successor
					January 1, 2005 through		July 20, 2005 through
	Year Ended December 31,
	2003		2004		July 19, 2005		December 31, 2005
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net period benefit cost:
Service cost	$1,365	$27	$1,566	$26	$903	$14	$855	$12
Interest cost	3,395	84	3,511	82	1,961	43	1,692	34
Expected return on plan assets	(2,303)	—	(2,683)	—	(1,780)	—	(1,633)	—
Amortization of prior service cost	5	18	5	18	3	9	—	—
Amortization of actuarial (gain) loss	859	60	886	85	527	48	—	—
Net periodic expense	$3,321	$189	$3,285	$211	$1,614	$114	$914	$46
Weighted-average assumptions used to determine net periodic benefit cost are as follows:
Discount rate	6.50%	6.50%	6.00%	6.00%	5.75%	5.75%	5.25%	5.25%
Expected return on plan assets	8.50	—	8.50	—	8.50%	—	8.5%	—
Rate of compensation increase	4.00	—	4.00	—	4.00%	—	4.00%	—

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

The Company’s plan asset allocation at December 31, 2004 and 2005, and target allocation for 2006, by asset category are as follows:

	Predecessor		Successor
					Target
	December 31,				Allocation
	2004		2005		2006
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Equity securities	60%	—%	60%	—%	60%	—%
Debt securities	40%	—%	40%	—%	40%	—%
	100%	—%	100%	—%	100%	—%

Future expected benefit payments as of December 31, 2005, is as follows:

2006	$3,343
2007	3,416
2008	3,605
2009	3,745
2010	3,998
Thereafter	24,356
$42,463

The Company expects 2006 contributions for pension and post-retirement benefits to be approximately $5,371.

The Company also sponsors defined-contribution plans covering substantially all of its U.S.-based employees.  The Company’s contribution to these plans ranges from 0% to 6% of a participant’s salary.  In addition, the Company may elect to make discretionary contributions to some of the plans.  The amount expensed for various match provisions of the plans was $829, $907, $558, and $406 for the years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005 and the period from July 20, 2005 through December 31, 2005, respectively.

10.  Lease Commitments

The Company leases various assets whose terms and conditions qualify the obligations for treatment as capital leases.

The Company also leases certain facilities under various noncancelable operating lease agreements.  Future minimum lease payments under capital and noncancelable operating leases as of December 31, 2005, are as follows:

	Capital Leases	Operating Leases
2006	$77	$5,428
2007	—	3,898
2008	—	3,076
2009	—	2,068
2010	—	1,238
Thereafter	—	291
Total minimum lease payments	77	$15,999
Less: Amount representing interest	2
Present value of net minimum capital lease payments	75
Less: Current portion of obligations under capital leases	75
Obligations under capital leases, excluding current installments	$—

Rent expense was $5,102, $5,513, $3,488, and $2,676 for the years ended December 31, 2003, and 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 20, 2005 through December 31, 2005, respectively.

11.  Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business.  Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary.  As of December 31, 2005, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,136 lawsuits involving respirators manufactured and sold by it or its predecessors.  The Company is also monitoring an additional 12 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants.  Collectively, these 1,148 lawsuits represent a total of approximately 18,459 plaintiffs.  Approximately 93% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos.  These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured.  Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company.  The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after the October 1998 acquisition of the North Safety Products business.  Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants.  The Company is jointly with Invensys handling the defense of all of the cases which allege exposure, including periods pre and post October 1998.  The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date.  As of December 31, 2005, Invensys has sent the Company requests for reimbursement totaling $252, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998.  To date, the Company has not reimbursed Invensys for these claims, as its currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods.  Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $661 in 2003, $938 in 2004, and $69 in 2005.  The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.  Separately, the Company and Invensys settled one unusual case for $65 in which the Company’s settlement share was $45 (the Company’s net contribution after insurance proceeds was $25).

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the periods indicated:

	2003		2004		2005
	Plaintiffs	Cases	Plaintiffs	Cases	Plaintiffs	Cases
Beginning lawsuits	9,793	306	24,002	680	25,944	858
New lawsuits	17,267	537	4,658	372	2,226	587
Settlements	(625)	(46)	(546)	(46)	24	(32)
Dismissals and other	(2,433)	(117)	(2,170)	(148)	(9,735)	(265)
Ending lawsuits	24,002	680	25,944	858	18,459	1,148

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 1,136 cases pending as of December 31, 2005 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants.  A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification.  In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability.  This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 1,136 complaints maintained in the Company’s records, 844 do not specify the amount of damages sought, 27 generally allege damages in excess of $50, two allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 114 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, 16 allege compensatory damages and punitive damages, each in excess of $50, 21 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one alleges compensatory damages and punitive damages, each in excess of $10, one alleges compensatory and punitive damages, each in excess of $15, seven allege punitive damages in excess of $25, one alleges punitive damages in excess of $50, 88 generally allege damages in excess of $15, five generally allege damages in excess of $25, one alleges compensatory and punitive damages of $18,000 and punitive damages of $10,000, two allege compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, and two allege compensatory and punitive damages each in excess of $15,000.  The Company currently does not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information.  Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

During the year ended December 31, 2004, the Company recorded a $1,250 liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of December 31, 2004.  The Company increased this reserve to $5.0 million and recorded the increase as part of the purchase price allocation process associated with the Norcross Transaction.  The increase represents a decision by new ownership to negotiate the Company’s participation in a joint defense group with the prior owners of North Safety Products. This reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other dust particles, including asbestos as determined by the Company in consultation with an independent consultant.  The Company has determined that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

In connection with an ongoing dispute, one of the Company’s competitors has filed a complaint against it alleging that the Company has made a series of misrepresentations concerning this competitor and its products.  The complaint seeks a retraction of all statements alleged to have been made by the Company and unspecified damages, including legal fees.  A bench trial on the issue of liability was held in February 2006 and the matter is now awaiting ruling by the court.  The Company intends to vigorously defend against these claims.

12.  Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities.  In addition, the Company plans to close certain Fibre-Metal distribution centers and integrate

Fibre-Metal distribution into its existing distribution facilities.  The Company initiated this plan in order to increase profitability through utilizing excess capacity at its existing plants and moving manufacturing to locations with favorable labor costs.  As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs.  Since the Fibre-Metal Transaction there have been no payments or adjustments to the liability.

13.  Related Party Transactions

The Predecessor funded certain debt obligations, equity redemptions, and operating expenses of NSP Holdings.  A receivable from NSP Holdings was recorded on the consolidated balance sheet under Due from NSP Holdings L.L.C. for payments made by the Company to NSP Holdings.  The receivable was considered due on demand.  Through July 3, 2004, the Company believed the amounts were recoverable as NSP Holdings had the financial ability, through an equity contribution from its members, to repay the receivable as demanded by the Company.  Subsequent to July 3, 2004, the Company determined that the Due from NSP Holdings L.L.C. balance of $17,740 at December 31, 2004 would not likely be funded by NSP Holding and the Company reclassified the Due from NSP Holdings L.L.C. balance to member’s equity.  Accordingly, payments to NSP Holdings after July 3, 2004 are classified under financing activities in the statements of cash flows.  The Predecessor funded to NSP Holdings $9,108, $1,761 and $558 for the years ended December 31, 2003 and 2004 and the period from January 1, 2005 through July 19, 2005, respectively.

The Predecessor also funded certain tax distributions of NSP Holdings, which were recorded as dividends through accumulated deficit.  For the year ended December 31, 2004 and the period from January 1, 2005 through July 19, 2005, the Predecessor funded $2,943 and $9 to NSP Holdings for tax distributions, respectively.

The Successor funded certain operating expenses and tax obligations of Safety Products, which were recorded as dividends through retained earnings.  For the period from July 20, 2005 through December 31, 2005, the Successor funded $728 to Safety Products.

The Company leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, President—Fire Service.  The initial term of the lease ended on February 28, 2005, and was extended through April 30, 2009.  The base rent is $348 per year, payable in monthly installments.  In addition, the Company must also pay American Firefighters Cooperative, Inc. all general and special assessments of every kind, as additional rent during the term of the lease.  The rent paid was $354, $366, $218 and $155 for the years ended December 31, 2003, 2004, the period from January 1, 2005 through July 19, 2005 and the period from July 20, 2005 through December 31, 2005, respectively.

14.  Segment Data

The Company has three reporting segments:  general safety and preparedness, fire service, and electrical safety.  General safety and preparedness offers products to a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Range, Servus, KCL and Fibre-Metal brand names.  The product offering includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection.  The Company sells its general safety and preparedness products primarily through industrial distributors.  Fire Service offers personal protection equipment for the fire service market, providing firefighters head-to-toe protection.  The product offering includes bunker gear, fireboots, helmets, gloves and other accessories.  The Company markets its products under the Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus and Pro-Warrington.  The Company sells its fire service products primarily through specialized fire service distributors.  Electrical safety offers personal protection equipment for the utility market under the Salisbury and Servus brands.  The product offering includes linemen equipment, gloves, sleeves, and footwear.  The Company distributes its electrical safety products through specialized distributors, test labs, utilities, and electrical contractors.

The following table presents information about the Company by segment:

	General Safety and Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total
Predecessor Company
Year ended December 31, 2003
Net sales—third parties	$257,247	$70,335	$43,220	$—	$—	$370,802
Net sales—intersegment	9,349	—	30	—	(9,379)	—
Income (loss) from operations	22,306	13,248	9,078	(3,780)	—	40,852
Interest expense	33,238	134	—	—	—	33,372
Income tax expense	1,600	85	—	—	—	1,685
Depreciation and amortization	10,611	367	1,161	610	—	12,749
Purchase of plant, property and equipment	6,040	592	800	—	—	7,432
Year ended December 31, 2004
Net sales—third parties	308,576	78,881	51,042	—	—	438,499
Net sales—intersegment	9,684	—	—	—	(9,684)	—
Income (loss) from operations	31,112	14,972	11,148	(5,565)	—	51,667
Strategic alternatives	—	—	—	616	—	616
Interest expense	22,385	52	—	—	—	22,437
Income tax expense	2,734	238	—	—	—	2,972
Depreciation and amortization	9,868	413	1,482	608	—	12,371
Purchase of plant, property and equipment	5,028	480	915	—	—	6,423
Total assets	355,332	29,185	18,465	—	(14,499)	388,483
Period from January 1, 2005 through July 19, 2005
Net sales—third parties	186,434	51,702	33,558	—	—	271,694
Net sales—intersegment	5,548	—	—	—	(5,548)	—
Income (loss) from operations	19,937	9,332	8,442	(16,387)	—	21,324
Management transaction compensation	—	—	—	13,554	—	13,554
Interest expense	13,112	14	—	—	—	13,126
Income tax expense	3,373	146	—	—	—	3,519
Depreciation and amortization	5,319	238	944	5	—	6,506
Purchase of plant, property and equipment	3,349	91	810	—	—	4,250
Successor Company
Period from July 20, 2005 through December 31, 2005
Net sales—third parties	146,103	36,213	27,080	—	—	209,396
Net sales—intersegment	3,750	—	—	—	(3,750)	—
Income (loss) from operations	7,667	2,574	4,352	(2,763)	—	11,830
Interest expense	9,496	3	—	—	—	9,499
Income tax expense	1,011	451	—	—	—	1,462
Depreciation and amortization	7,448	2,731	2,180	2	—	12,361
Purchase of plant, property and equipment	4,215	175	647	—	—	5,037
Total assets	683,664	138,581	97,122	—	(237,305)	682,062

15.  Product Line Data

The following table presents net sales of the Company by product line:

	Predecessor			Successor
	Year ended December 31,		January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005
	2003	2004
	(dollars in thousands)
Protective footwear	$88,489	$97,254	$52,343	$44,980
Hand protection	78,410	111,266	68,316	47,651
Eye, head and face	32,278	36,428	23,472	20,962
Respiratory	48,833	50,906	34,983	26,683
Protective garments	53,134	60,220	39,121	29,267
First aid	11,579	13,303	8,655	5,893
Hearing protection	7,324	7,800	4,704	3,214
Fall protection	11,128	12,860	9,531	7,134
Linemen equipment	24,200	28,248	17,613	14,418
Other	15,427	20,214	12,956	9,194
	$370,802	$438,499	$271,694	$209,396

16.  Geographic Data

The following table presents information about the Company by geographic area:

	United States	Europe	Canada	Africa	Total Foreign	Consolidated
Predecessor Company
Year ended December 31, 2003
Net sales	$261,780	$41,823	$54,696	$12,503	$109,022	$370,802
Year ended December 31, 2004
Net sales	293,622	68,357	59,498	17,022	144,877	438,499
Long-lived assets	38,480	18,236	6,376	662	25,274	63,754
Period from January 1, 2005 through July 19, 2005
Net sales	173,711	46,204	40,917	10,862	97,893	271,694
Successor Company
Period from July 20, 2005 through December 31, 2005
Net sales	139,405	30,380	31,654	7,957	69,991	209,396
Long-lived assets	289,931	32,183	26,141	1,011	59,335	349,266

17.  Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the New Credit Facility and the New Senior Subordinated Notes.  Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.  The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements.  The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor Company
December 31, 2005
Current assets:
Cash and cash equivalents	$17,885	$—	$(265)	$3,063	$—	$20,683
Accounts receivable, net	10,812	—	31,134	26,340	—	68,286
Inventories	10,228	—	41,720	41,514	—	93,462
Deferred income taxes	434	—	2,791	5	—	3,230
Prepaid expenses and other current assets	809	—	1,432	894	—	3,135
Total current assets	40,168	—	76,812	71,816	—	188,796
Property, plant and equipment, net	6,606	—	38,776	21,933	—	67,315
Deferred financing costs, net	7,513	—	—	—	—	7,513
Goodwill, net	19,266	—	74,099	43,122	—	136,487
Other intangible assets, net	25,007	—	215,630	36,205	—	276,842
Investment in subsidiaries	387,606	—	86,614	—	(474,220)	—
Other noncurrent assets	—	—	3,555	1,554	—	5,109
Total assets	$486,166	$—	$495,486	$174,630	$(474,220)	$682,062
Current liabilities:
Accounts payable	$3,492	$—	$9,266	$8,471	$—	$21,229
Accrued expenses	13,568	—	14,180	6,935	—	34,683
Current maturities of long-term obligations	2,598	—	68	69	—	2,735
Total current liabilities	19,658	—	23,514	15,475	—	58,647
Pension, post-retirement and deferred compensation	70	—	32,000	270	—	32,340
Long-term obligations	309,478	—	—	186	—	309,664
Intercompany balances	(67,712)	—	20,135	47,577	—	—
Other noncurrent liabilities	—	—	5,318	58	—	5,376
Deferred income taxes	1,309	—	33,579	17,608	—	52,496
Minority interest	—	—	—	176	—	176
	243,145	—	91,032	65,875	—	400,052
Member’s equity:
Contributed capital	221,068	—	373,312	92,117	(465,429)	221,068
Retained earnings	308	—	7,628	1,163	(8,791)	308
Accumulated other comprehensive income	1,987	—	—	—	—	1,987
Total member’s equity	223,363	—	380,940	93,280	(474,220)	223,363
Total liabilities and member’s equity	$486,166	$—	$495,486	$174,630	$(474,220)	$682,062

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
December 31, 2004
Current assets:
Cash and cash equivalents	$32,859	$—	$(2,780)	$5,652	$—	$35,731
Accounts receivable, net	10,940	—	27,140	23,087	—	61,167
Inventories	9,572	—	33,175	39,785	—	82,532
Deferred income taxes	—	—	—	60	—	60
Prepaid expenses and other current assets	947	—	1,281	955	—	3,183
Total current assets	54,318	—	58,816	69,539	—	182,673
Property, plant and equipment, net	4,722	—	25,964	21,123	—	51,809
Deferred financing costs, net	9,394	—	—	—	—	9,394
Goodwill, net	426	—	104,833	27,403	—	132,662
Other intangible assets, net	3,730	—	—	2,526	—	6,256
Investment in subsidiaries	167,009	—	42,555	—	(209,564)	—
Other noncurrent assets	—	—	3,689	2,000	—	5,689
Total assets	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483
Current liabilities:
Accounts payable	$3,614	$—	$7,296	$6,961	$—	$17,871
Accrued expenses	10,937	—	9,349	7,841	—	28,127
Current maturities of long-term obligations	13,358	—	567	1,327	—	15,252
Total current liabilities	27,909	—	17,212	16,129	—	61,250
Pension, post-retirement and deferred compensation	147	—	22,042	734	—	22,923
Long-term obligations	237,957	—	68	289	—	238,314
Intercompany balances	(85,816)	—	33,954	51,862	—	—
Other noncurrent liabilities	—	—	1,589	64	—	1,653
Deferred income taxes	—	—	—	4,799	—	4,799
Minority interest	—	—	—	142	—	142
	152,288	—	57,653	57,890	—	267,831
Member’s equity:
Contributed capital	116,060	—	148,417	49,280	(197,697)	116,060
Accumulated (deficit) income	(42,447)	—	12,575	(708)	(11,867)	(42,447)
Due from NSP Holdings L.L.C.	(17,740)	—	—	—	—	(17,740)
Accumulated other comprehensive income	3,529	—	—	—	—	3,529
Total member’s equity	59,402	—	160,992	48,572	(209,564)	59,402
Total liabilities and member’s equity	$239,599	$—	$235,857	$122,591	$(209,564)	$388,483

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor Company
Period from July 20, 2005 through December 31, 2005
Third party	$34,671	$—	$104,734	$69,991	$—	$209,396
Intercompany	3,231	—	2,779	4,588	(10,598)	—
Net sales	37,902	—	107,513	74,579	(10,598)	209,396
Cost of goods sold	27,136	—	71,349	52,091	(10,598)	139,978
Gross profit	10,766	—	36,164	22,488	—	69,418
Operating expenses:
Selling	1,469	—	9,684	8,001	—	19,154
Distribution	1,904	—	4,741	4,740	—	11,385
General and administrative	3,824	—	10,876	5,133	—	19,833
Amortization of intangibles	1,342	—	5,284	590	—	7,216
Total operating expenses	8,539	—	30,585	18,464	—	57,588
Income from operations	2,227	—	5,579	4,024	—	11,830
Other expense (income):
Interest expense	9,471	—	2	26	—	9,499
Interest income	(104)	—	—	(52)	—	(156)
Intercompany charges	(8,111)	—	(2,053)	4,231	5,933	—
Other, net	(6)	—	154	(157)	—	(9)
Income (loss) before income taxes and minority interest	977	—	7,476	(24)	(5,933)	2,496
Income tax (benefit) expense	(59)	—	1,596	(75)	—	1,462
Minority interest	—	—	—	(2)	—	(2)
Net income (loss)	$1,036	$—	$5,880	$53	$(5,933)	$1,036

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Period from January 1, 2005 through July 19, 2005
Third party	$36,196	$—	$137,515	$97,983	$—	$271,694
Intercompany	4,647	—	5,457	5,850	(15,954)	—
Net sales	40,843	—	142,972	103,833	(15,954)	271,694
Cost of goods sold	28,049	—	92,160	67,390	(15,954)	171,645
Gross profit	12,794	—	50,812	36,443	—	100,049
Operating expenses:
Selling	1,908	—	12,475	11,129	—	25,512
Distribution	2,422	—	5,790	6,422	—	14,634
General and administrative	4,443	—	13,314	6,939	—	24,696
Amortization of intangibles	187	—	—	142	—	329
Management incentive compensation	13,554	—	—	—	—	13,554
Total operating expenses	22,514	—	31,579	24,632	—	78,725
(Loss) income from operations	(9,720)	—	19,233	11,811	—	21,324
Other expense (income):
Interest expense	13,028	—	15	83	—	13,126
Interest income	(422)	—	—	(42)	—	(464)
Intercompany charges	(26,715)	—	(4,070)	5,702	25,083	—
Other, net	(10)	—	(7)	762	—	745
Income (loss) before income taxes and minority interest	4,399	—	23,295	5,306	(25,083)	7,917
Income tax expense	14	—	606	2,899	—	3,519
Minority interest	—	—	—	13	—	13
Net income (loss)	$4,385	$—	$22,689	$2,394	$(25,083)	$4,385

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Year ended December 31, 2004
Third party	$73,831	$—	$219,791	$144,877	$—	$438,499
Intercompany	8,257	—	6,235	9,238	(23,730)	—
Net sales	82,088	—	226,026	154,115	(23,730)	438,499
Cost of goods sold	55,852	—	146,770	103,032	(23,730)	281,924
Gross profit	26,236	—	79,256	51,083	—	156,575
Operating expenses:
Selling	3,113	—	20,743	16,264	—	40,120
Distribution	3,709	—	9,056	9,687	—	22,452
General and administrative	7,657	—	21,507	12,039	—	41,203
Amortization of intangibles	279	—	—	238	—	517
Strategic alternatives	616	—	—	—	—	616
Total operating expenses	15,374	—	51,306	38,228	—	104,908
Income from operations	10,862	—	27,950	12,855	—	51,667
Other expense (income):
Interest expense	22,175	—	41	221	—	22,437
Interest income	(139)	—	(4)	(70)	—	(213)
Intercompany charges	(36,477)	—	(914)	6,480	30,911	—
Other, net	(1)	—	1,105	55	—	1,159
Income (loss) before income taxes and minority interest	25,304	—	27,722	6,169	(30,911)	28,284
Income tax expense	17	—	980	1,975	—	2,972
Minority interest	—	—	—	25	—	25
Net income (loss)	$25,287	$—	$26,742	$4,169	$(30,911)	$25,287

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Year ended December 31, 2003
Third party	$67,991	$—	$193,789	$109,022	$—	$370,802
Intercompany	7,698	—	4,400	10,856	(22,954)	—
Net sales	75,689	—	198,189	119,878	(22,954)	370,802
Cost of goods sold	49,712	—	131,537	82,113	(22,954)	240,408
Gross profit	25,977	—	66,652	37,765	—	130,394
Operating expenses:
Selling	3,181	—	19,678	12,296	—	35,155
Distribution	3,265	—	8,490	6,795	—	18,550
General and administrative	6,552	—	18,099	8,603	—	33,254
Amortization of intangibles	231	—	2,259	93	—	2,583
Total operating expenses	13,229	—	48,526	27,787	—	89,542
Income from operations	12,748	—	18,126	9,978	—	40,852
Other expense (income):
Interest expense	28,484	—	4,622	266	—	33,372
Interest income	(64)	—	—	(53)	—	(117)
Intercompany charges	(22,613)	—	1,432	6,296	14,885	—
Other, net	51	—	(881)	(172)	—	(1,002)
Income (loss) before income taxes and minority interest	6,890	—	12,953	3,641	(14,885)	8,599
Income tax (benefit) expense	(27)	—	381	1,331	—	1,685
Minority interest	—	—	—	(3)	—	(3)
Net income (loss)	$6,917	$—	$12,572	$2,313	$(14,885)	$6,917

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor Company
Period from July 20, 2005 through December 31, 2005
Net cash (used in) provided by operating activities	$(1,774)	$—	$23,422	$4,775	$—	$26,423
Investing activities
Purchase of businesses, net of cash acquired	(38,535)	—	(167,478)	(67,712)	—	(273,725)
Purchase of property, plant and equipment	(921)	—	(2,201)	(1,915)	—	(5,037)
Net cash used in investing activities	(39,456)	—	(169,679)	(69,627)	—	(278,762)
Financing activities
Payments for deferred financing costs	(8,048)	—	—	—	—	(8,048)
Proceeds from borrowings	153,000	—	—	—	—	153,000
Payments of debt	(610)	—	(57)	(64)	—	(731)
Intercompany	(211,920)	—	147,165	64,755	—	—
Capital contribution	121,114	—	—	—	—	121,114
Dividends to Safety Products Holdings, Inc.	(728)	—	—	—	—	(728)
Net cash provided by financing activities	52,808	—	147,108	64,691	—	264,607
Effect of exchange rate changes on cash	—	—	1,316	(45)	—	1,271
Net increase (decrease) in cash and cash equivalents	11,578	—	2,167	(206)	—	13,539
Cash and cash equivalents at beginning of period	6,307	—	(2,432)	3,269	—	7,144
Cash and cash equivalents at end of period	$17,885	$—	$(265)	$3,063	$—	$20,683

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Period from January 1, 2005 through July 19, 2005
Net cash (used in) provided by operating activities	$(881)	$—	$19,282	$1,830	$—	$20,231
Investing activities
Purchase of businesses, net of cash acquired	(304)	—	(275)	(74)	—	(653)
Purchase of property, plant, and equipment	(924)	—	(2,298)	(1,028)	—	(4,250)
Net cash used in investing activities	(1,228)	—	(2,573)	(1,102)	—	(4,903)
Financing activities
Payments of debt	(12,850)	—	(512)	(261)	—	(13,623)
Intercompany	15,974	—	(13,913)	(2,061)	—	—
Increase in Due from NSP Holdings L.L.C.	(558)	—	—	—	—	(558)
Dividends to NSP Holdings L.L.C.	(9)	—	—	—	—	(9)
Net cash provided by (used in) financing activities	2,557	—	(14,425)	(2,322)	—	(14,190)
Effect of exchange rate changes on cash	—	—	(1,940)	(785)	—	(2,725)
Net increase (decrease) in cash and cash equivalents	448	—	344	(2,379)	—	(1,587)
Cash and cash equivalents at beginning of period	32,859	—	(2,780)	5,652	—	35,731
Cash and cash equivalents at end of period	$33,307	$—	$(2,436)	$3,273	$—	$34,144

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Year ended December 31, 2004
Net cash (used in) provided by operating activities	$(1,974)	$—	$26,308	$5,924	$—	$30,258
Investing activities
Purchase of businesses, net of cash acquired	(657)	—	—	(34)	—	(691)
Purchase of property, plant and equipment	(1,046)	—	(3,625)	(1,752)	—	(6,423)
Proceeds from sale of property, plant, and equipment	—	—	491	245	—	736
Due from NSP Holdings L.L.C.	(459)	—	—	—	—	(459)
Net cash used in investing activities	(2,162)	—	(3,134)	(1,541)	—	(6,837)
Financing activities
Payments for deferred financing costs	(204)	—	—	—	—	(204)
Payments of debt	(1,300)	—	(701)	(1,718)	—	(3,719)
Intercompany	26,881	—	(26,496)	(385)	—	—
Dividends to NSP Holdings L.L.C.	(2,943)	—	—	—	—	(2,943)
Due from NSP Holdings L.L.C.	(1,302)	—	—	—	—	(1,302)
Net cash provided by (used in) financing activities	21,132	—	(27,197)	(2,103)	—	(8,168)
Effect of exchange rate changes on cash	—	—	3,238	899	—	4,137
Net increase (decrease) in cash and cash equivalents	16,996	—	(785)	3,179	—	19,390
Cash and cash equivalents at beginning of year	15,863	—	(1,995)	2,473	—	16,341
Cash and cash equivalents at end of year	$32,859	$—	$(2,780)	$5,652	$—	$35,731

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Year ended December 31, 2003
Net cash provided by (used in) operating activities	$8,484	$—	$20,283	$(6,086)	$—	$22,681
Investing activities
Purchase of businesses, net of cash acquired	(559)	—	—	(18,198)	—	(18,757)
Purchase of property, plant and equipment	(1,467)	—	(3,434)	(2,531)	—	(7,432)
Proceeds from sale of property, plant, and equipment	—	—	578	—	—	578
Due from NSP Holdings L.L.C.	(9,108)	—	—	—	—	(9,108)
Net cash used in investing activities	(11,134)	—	(2,856)	(20,729)	—	(34,719)
Financing activities
Payments for deferred financing costs	(13,711)	—	—	—	—	(13,711)
Proceeds from borrowings	286,539	—	—	—	—	286,539
Payments of debt	(217,973)	—	(1,094)	(1,266)	—	(220,333)
Net repayments under revolving credit facility	(29,262)	—	—	(1,698)	—	(30,960)
Intercompany	(10,386)	—	(21,945)	32,331	—	—
Net cash provided by (used in) financing activities	15,207	—	(23,039)	29,367	—	21,535
Effect of exchange rate changes on cash	—	—	5,998	(916)	—	5,082
Net increase in cash and cash equivalents	12,557	—	386	1,636	—	14,579
Cash and cash equivalents at beginning of year	3,306	—	(2,381)	837	—	1,762
Cash and cash equivalents at end of year	$15,863	$—	$(1,995)	$2,473	$—	$16,341

18.  Quarterly Results (Unaudited)

The following tables contain selected unaudited consolidated statements of operations information for each quarter of 2004 and 2005.  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Successor		Predecessor
	Quarter ended December 31, 2005	July 20, 2005 through October 1, 2005	July 3, 2005 through July 19, 2005	Quarter ended July 2, 2005	Quarter ended April 2, 2005
Net sales	$124,407	$84,989	$33,624	$118,126	$119,944
Gross profit	42,700	26,718	11,038	44,669	44,342
Net income (loss)	2,388	(1,352)	(11,808)	7,901	8,292

	Predecessor
	Year ended December 31, 2004
	Quarter ended December 31	Quarter ended October 2	Quarter ended July 3	Quarter ended April 3
Net sales	$109,078	$114,088	$106,706	$108,627
Gross profit	39,283	39,291	38,081	39,920
Net income	6,001	6,715	5,244	7,327

19. Strategic Alternatives

The Predecessor had previously announced that it was in the process of exploring strategic alternatives, including a possible sale of the Company.  A decision was made by the Predecessor in 2004 to terminate this process and therefore it has expensed $616 in associated costs (primarily consisting of professional service fees) for the year ended December 31, 2004.  These costs are reflected in operating expenses as strategic alternatives.

20. Management Incentive Compensation

As a result of the Norcross Transaction, the Predecessor recognized $13,554 in management incentive compensation expense during the January 1, 2005 through July 19, 2005 predecessor period.  The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Norcross Transaction.  These costs are reflected in operating expenses as management incentive compensation.

21. Subsequent Event

On February 2, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”).  The purchase price consisted of $4,250 in cash and a $1,000 subordinated seller note.  In addition, the purchase price may be increased by $750 over the next four years based on American Firewear achieving certain financial and operating objectives.  The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note.  In addition, the Company entered into a lease for a facility owned by the former owners, who are currently employees of the Company.

SCHEDULE II — VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES (IN THOUSANDS)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of period
Predecessor Company
Reserve for inventory obsolescence for the year ended December 31, 2003	3,936	1,403	587	(639)	5,287

Reserve for inventory obsolescence for the year ended December 31, 2004	5,287	4,263	249	(499)	9,300

Reserve for inventory obsolescence for the period from January 1, 2005 through July 19, 2005	9,300	229	(82)	(368)	9,079

Successor Company
Reserve for inventory obsolescence for the period from July 20, 2005 through December 31, 2005	9,079	1,182	317	(1,318)	9,260

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of period
Predecessor Company
Allowances for uncollectible accounts for the year ended December 31, 2003	2,066	193	624	(390)	2,493

Allowances for uncollectible accounts for the year ended December 31, 2004	2,493	140	52	(622)	2,063

Allowances for uncollectible accounts for the period from January 1, 2005 through July 19, 2005	2,063	242	(115)	(29)	2,161

Successor Company
Allowances for uncollectible accounts for the period from July 20, 2005 through December 31, 2005	2,161	183	82	(109)	2,317

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
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

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and the members of our board of managers as of December 31, 2005 are as follows:

Name	Age	Position(s) held
Robert A. Peterson	49	President and Chief Executive Officer, Manager
David F. Myers, Jr.	43	Executive Vice President, Chief Financial Officer and Secretary, Manager
Charles S. Ellis	57	General Manager—General Safety and Preparedness
William L. Grilliot	56	President—Fire Service
Volker H. Laitsch	65	President—KCL
Kenneth R. Martell	57	Vice President and General Manager—Electrical Safety
Brian Kwait	44	Manager
Muzzafar Mirza	48	Manager
Benjamin A. Hochberg	34	Manager

Set forth below is a brief description of the business experience of each of our executive officers and the members of the board of managers.

Robert A. Peterson.  Mr. Peterson has served as our President and Chief Executive Officer since our formation in June 1995, and he also has served as a member of the board of managers since July 2005.  Previously, from 1984 to 1991, Mr. Peterson held various senior positions at Farley Industries, a diversified group of manufacturing companies with sales in excess of $2.5 billion and, from 1992 to 1993, was President of Wright Line, a technical furniture company.  From 1994 to 1995, Mr. Peterson was involved in strategic planning consulting for Farley Industries and Merchant Partners.  He is also a CPA and a former manager of Ernst & Young.  Mr. Peterson also is a director of Actuant Corporation.

David F. Myers, Jr.  Mr. Myers has served as our Executive Vice President, Chief Financial Officer and Secretary since our formation in June 1995, and he also has served as a member of the board of managers since July 2005.  Previously he was with Morris Anderson & Associates, a leading turnaround consulting firm, providing advisory services and serving as interim chief financial officer to companies with sales ranging from $50.0 million to $2.0 billion.  Mr. Myers started his career at Ernst & Young in the corporate finance/restructuring consulting practice.  Mr. Myers is a CPA.

Charles S. Ellis.  Mr. Ellis has served as our General Manager—General Safety and Preparedness since December 2004 with responsibility for the U.S. and Canadian and European divisions of our General Safety and Preparedness segment (except for KCL, which reports directly to Mr. Peterson).  From June 2001 until December 2004, Mr. Ellis served as our President—U.S. General Safety and Preparedness.  Mr. Ellis was previously at Thomas and Betts Corporation, where he served as president for the Lighting and Utility Division, a $320 million global business.  Prior to joining Thomas and Betts in 1996, Mr. Ellis was President and COO of Elastimold, a division of Eagle Corp.  He also worked for Westinghouse Electrical Corporation in a variety of positions over 17 years.

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

Volker H. Laitsch.  Mr. Laitsch has served as our President—KCL since our acquisition of KCL in July 2003.  Mr. Laitsch has served as managing director of KCL since 1994.  From 1989 to 1993 he served as Deputy Chairman of the Board of Hertel AG, Nurnberg.  Mr. Laitsch has held executive positions with Paguag GmbH & Company, Rigips GmbH, Bodenwerder and ASV Stubbe GmbH, Vlotho.

Kenneth R. Martell.  Mr. Martell has served as our Vice President and General Manager—Electrical Safety since August 1999.  Mr. Martell has more than 30 years of manufacturing expertise.  Prior to joining us, he was an executive vice president and general manager of the Plews/Eddelman division of Stant Corporation.  He has held executive positions at Epicor Industries, Parker Hannifin and American Can Corporation.

Brian Kwait.  Mr. Kwait has served as a member of the board of managers since July 2005.  He is a Managing Principal at Odyssey Investment Partners, LLC and was a principal in the private equity investing group of Odyssey Partners,

L.P. from 1989 to 1997.  He also currently serves on the Board of Directors of United Site Services, Inc. and Pro Mach, Inc.  Prior to joining Odyssey Partners, Mr. Kwait was a corporate finance associate at Bear, Stearns & Co., Inc.  Prior to joining Bear Stearns, he was a senior accountant at Ernst & Whinney.  Mr. Kwait is a CPA.

Muzzafar Mirza.  Mr. Mirza has served as a member of the board of managers since July 2005.  He is a Managing Principal at Odyssey Investment Partners, LLC and was a principal in the private equity investing group at Odyssey Partners, L.P. from 1993 to 1997.  He also currently serves on the Board of Directors of Neff Corp, United Site Services, Inc., Aviation Technologies, Inc., Dresser, Inc. and Tri-Star Electronics, Inc.  Prior to joining Odyssey Partners, Mr. Mirza was head of merchant banking at GE Capital Corporation, where he was responsible for the company’s cash flow lending and investing activities.  Previously, Mr. Mirza spent five years at Marine Midland Bank and was a member of the bank’s first LBO finance group.

Benjamin A. Hochberg.  Mr. Hochberg has served as a member of the board of managers since July 2005.  He is a Principal at Odyssey Investment Partners, LLC.  Prior to joining Odyssey in 2005, Mr. Hochberg was a principal with Bain Capital, where he spent seven years and was responsible for originating, executing and monitoring private equity investments.  Prior to joining Bain Capital, he was an associate consultant with Bain & Company.

There are no family relationships between any of our executive officers or managers.

Board Composition

Odyssey Investment Partners Fund III, LP (“Odyssey Fund”) owns approximately 75% of the capital stock of Safety Products.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The stockholders agreement among Safety Products, Odyssey Fund and Safety Products, LLC (“SPL”), which was entered into in July 2005, provides that the board of directors of Safety Products will consist of five members or such other number as may be agreed upon by Odyssey Fund and SPL.  Pursuant to the stockholders agreement, SPL is required to vote in favor of any designee or designees to the board of directors selected by Odyssey Fund.  The board of directors of Safety Products and our board of managers have the same members.  Three of our five managers, Messrs. Kwait, Mirza and Hochberg, are members of Odyssey, the general partner of Odyssey Fund.  For more information, see “Item 13. Certain Relationships and Related Transactions—Stockholders Agreement.”

Committees of Our Board of Managers

Our board of managers has an audit committee.  The audit committee consists of Messrs. Kwait and Hochberg, neither of whom qualifies as an audit committee financial expert.  However, the board believes that each member of the audit committee has demonstrated that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  As the board believes that the current members of the audit committee are qualified to carry out all of the duties and responsibilities of the audit committee, the board does not believe that it is necessary at this time to actively search for an outside person to serve on the board of managers who would qualify as an audit committee financial expert.  In the future, our board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The text of this code may be found on our Internet website, www.nspusa.com.  We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

ITEM 11.                                              EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table shows the compensation for 2003, 2004 and 2005 of our Chief Executive Officer and our next four most highly compensated executive officers performing our policy making functions (the “Named Executive Officers”):

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation
Robert A. Peterson	2005	$515,000	$599,480	$858,308	$1,045,368	(2)
President and Chief Executive Officer	2004	468,000	382,118	34,076	74,395	(2)
	2003	425,000	639,065	33,873	73,787	(2)
David F. Myers, Jr.	2005	357,000	396,327	532,552	1,011,438	(3)
Executive Vice President, Chief Financial	2004	324,500	265,235	24,084	49,145	(3)
Officer and Secretary	2003	295,000	425,962	23,924	48,514	(3)
Volker H. Laitsch (4)	2005	207,200	216,282	—	119,321	(5)
President—KCL	2004	190,026	160,715	—	62,100	(5)
	2003	72,230	28,863	—	—
Charles S. Ellis	2005	287,700	199,885	—	9,540	(6)
General Manager—General Safety and	2004	265,020	25,000	—	8,540	(6)
Preparedness	2003	258,750	120,000	—	7,540	(6)
Kenneth R. Martell	2005	205,484	115,000	—	8,262	(7)
Vice President and General Manager—	2004	182,621	53,500	—	7,412	(7)
Electrical Safety	2003	178,300	45,000	—	7,239	(7)

(1)          Includes amounts reimbursed during the fiscal year for the payment of taxes primarily related to loans made to such officers.

(2)          Includes matching payments of $6,000, $6,500 and $7,000 to our 401(k) plan, payment of life insurance premiums of $540, $540 and $540, payment of premiums for excess medical benefits of $960, $1,068 and $1,186 and imputed interest on loans of $66,287, $66,287 and $36,642 for 2003, 2004 and 2005, respectively.  Also includes a transaction bonus of $1.0 million for 2005 related to the Norcross Transaction.

(3)          Includes matching payments of $6,000, $6,500 and $7,000 to our 401(k) plan, payment of life insurance premiums of $540, $540 and $540, payment of premiums for excess medical benefits of $1,087, $1,218 and $1,297 and imputed interest on loans of $40,887, $40,887 and $22,601 for 2003, 2004 and 2005, respectively.  Also includes a transaction bonus of $980,000 for 2005 related to the Norcross Transaction.

(4)          Amounts paid to Mr. Laitsch have been translated into United States dollars at a rate of $1.129= €1.00, $1.242= €1.00 and $1.243= €1.00, the average exchange rate during the years ended December 31, 2003, 2004 and 2005.  Compensation amounts for the year ended December 31, 2003 reflect payments from the July 2003 acquisition date of KCL.

(5)          Includes life and disability insurance premiums of $62,100 for 2004 and $119,321 for 2005.

(6)          Includes a matching payment of $7,000, $8,000 and $9,000 to our 401(k) plan and payment of life insurance premiums of $540, $540 and $540 for 2003, 2004 and 2005, respectively.

(7)          Includes a matching payment of $6,699, $6,872 and $7,722 to our 401(k) plan and payment of life insurance premiums of $540, $540 and $540 for 2003, 2004 and 2005, respectively.

Aggregated Option/UAR Exercises in Last Fiscal Year

and FY-End Option/UAR Values(1)

Name	Shares Acquired on Exercise (A) Options (B) UARs(2)	Value ($) Realized	Number of Unexercised (A) Options (B) UARs at 12/31/05		Value ($) of Unexercised In-The-Money (A) Options (B) UARs at 12/31/05
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert A. Peterson	(A)156,820	$608,775	—	—	$	$
	(B)70,248	602,166	—	—	—	—
David F. Myers, Jr.	(A)98,797	383,529	—	—
	(B)42,151	361,318	—	—	—	—
Volker H. Laitsch	(A)—	—	—	—
	(B)7,500	29,115	—	—	—	—
Charles S. Ellis	(A)—	—	—	—
	(B)140,000	543,480	—	—	—	—
Kenneth R. Martell	(A)—	—	—	—
	(B)—	—	—	—	—	—

(1)          All options to purchase units of NSP Holdings and NSP Holdings’ UARs were cancelled in connection with the consummation of the Norcross Transaction in exchange for a portion of the proceeds of the acquisition.  See “Item 13. Certain Relationships and Related Transactions—Payments to Management in Connection with the Norcross Transaction.”

(2)          Represents the number of units with respect to which the UARs related as no units were received upon cancellation.

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

The following table shows the estimated annual pensions that persons in specified categories would have received under the NSP Pension Plan and North Safety Products Benefit Restoration Plan if they had retired on January 1, 2005 the age of 65.  These amounts are not subject to deduction for Social Security benefits.  The table assumes the retiree has selected a straight-life annuity commencing at age 65.

Average Annual Compensation For the 5 Years	Annual Pension After Specified Years of Credited Service
	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years
$100,000	$12,791	$19,187	$25,582	$31,978	$38,374	$46,709
125,000	16,959	25,438	33,917	42,397	50,876	61,295
150,000	21,126	31,689	42,252	52,816	63,379	75,881
175,000	25,294	37,941	50,587	63,234	75,881	90,467
200,000	29,461	44,192	58,922	73,653	88,384	105,054
225,000	33,629	50,443	67,257	84,072	100,886	119,640
250,000	37,796	56,694	75,592	94,491	113,389	134,226
300,000	46,131	69,197	92,262	115,328	138,394	163,399
400,000	62,801	94,202	125,602	157,003	188,404	221,744
450,000	71,136	106,704	142,272	177,841	213,409	250,916
500,000	79,471	119,207	158,942	198,678	238,414	280,089

Mr. Ellis’ average annual compensation for purposes of the NSP Pension Plan and North Safety Products Benefit Restoration Plan would be the combined amount listed under salary and bonus shown in the Compensation of Executive Officers table above.

W.H. Salisbury & Co. Employees’ Pension Plan.  Prior to April 1, 2001, North Safety Products Inc., acting through its W.H. Salisbury & Co. division, maintained the W.H. Salisbury & Co. Employees’ Pension Plan.  Effective April 1, 2001, that plan was merged into the NSP Pension Plan.  However, certain provisions of the W.H. Salisbury & Co. Pension Plan were preserved with respect to employees of the W.H. Salisbury & Co. division of NSP.  As an employee of Salisbury, Mr. Martell participates in the NSP Pension Plan as it applies to employees of Salisbury (the “Salisbury Plan”).  Benefits under the Salisbury Plan are calculated based on (1) the employee’s average monthly compensation for the three consecutive years out of the last 10 years which yields the highest average and (2) the employee’s years of credited service.  Compensation covered by the Salisbury Plan includes all amounts paid for services rendered in the course of employment excluding contributions made by us to a plan of deferred compensation to the extent such amounts are excluded from gross income.  Benefits under the plan are partially offset by the benefits which could be received from a straight life annuity provided to the participant under W.H. Salisbury & Co.’s defined contribution plan.

The following table shows the estimated annual pensions that persons in specified categories would have received under the Salisbury Plan if they had retired on January 1, 2005 at the age of 65.  These amounts are not subject to deduction for Social Security benefits.  The table assumes the retiree has selected a straight-life annuity commencing at age 65.

Average Annual Compensation For the 3 Years
	Annual Pension After Specified Years of Credited Service
	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years
$100,000	$19,635	$29,452	$39,270	$39,270	$39,270	$39,270
125,000	25,335	38,002	50,670	50,670	50,670	50,670
150,000	31,035	46,552	62,070	62,070	62,070	62,070
175,000	36,735	55,102	73,470	73,470	73,470	73,470
200,000	42,435	63,652	84,870	84,870	84,870	84,870
225,000	43,575	65,362	87,150	87,150	87,150	87,150
250,000	43,575	65,362	87,150	87,150	87,150	87,150
300,000	43,575	65,362	87,150	87,150	87,150	87,150
400,000	43,575	65,362	87,150	87,150	87,150	87,150
450,000	43,575	65,362	87,150	87,150	87,150	87,150
500,000	43,575	65,362	87,150	87,150	87,150	87,150

Mr. Martell’s average annual compensation for purposes of the Salisbury Plan would be the combined amount listed under salary and bonus shown in the Compensation of Executive Officers table above.

The estimated credited years of service under each of the pension plans described above for Mr. Ellis was five years as of December 31, 2005.  The estimated credited years of service under NSP Pension Plan described above for Mr. Martell was seven years as of December 31, 2005.

Board of Managers Members’ Compensation

Managers are not entitled to any compensation for serving on our board of managers.

Employment Agreements

Robert A. Peterson.  Norcross entered an employment agreement, dated as of May 20, 2005, with Mr. Peterson, pursuant to which Mr. Peterson is to serve as our Chief Executive Officer and President for a period of five years.  Under the terms of this agreement, Mr. Peterson is entitled to receive a base salary of $515,000, subject to increases as merited and to reflect changes in the cost of living.  Mr. Peterson is also entitled to a $700 per month automobile allowance, reimbursement for reasonable expenses, participation in whatever benefit programs Norcross has in place for its employees who are not members of a collective bargaining unit (on a basis commensurate with his position), and four calendar weeks of vacation per year.  In addition, Mr. Peterson is also eligible to receive a bonus, targeted at 90% of his base salary, based upon the achievement by Norcross of performance criteria determined by our board of managers and agreed to by Mr. Peterson.

Mr. Peterson’s employment is subject to early termination in the event of his death or disability or in the event that either he or Norcross elect to terminate his employment.  In the event his employment is terminated by Norcross for cause or by Mr. Peterson without good reason (each as defined in the employment agreement), Mr. Peterson will be entitled to his base salary and benefits for the period ending on the date of such termination and any unpaid bonus for any calendar year ending prior to the year in which such termination occurs.  In the event that his employment is terminated (1) by Norcross without cause, (2) by him for good reason, (3) due to his death or disability, or (4) due to Norcross not offering, at least 90 days prior to the end of the term of his employment, to continue his employment for a period of at least two years, Mr. Peterson will be entitled to his base salary and benefits for the period ending on the date of termination, any unpaid bonus for any calendar year ending prior to the year in which such termination occurs, a pro rata bonus for the calendar year in which termination occurs and (except in the event of termination due to his death) his base salary and benefits for a period of two years if, within 30 days of termination, Mr. Peterson signs and delivers to Norcross a general release from claims arising from facts and circumstances existing before the date of such release.  Salary and benefits payable to Mr. Peterson due to Norcross having elected not to continue his employment after the expiration of the initial five year term, will be offset by any payments or benefits received by Mr. Peterson in the second year following such termination as a result of his having obtained new employment.  Any amounts due to Mr. Peterson shall be paid as if he had not been terminated, except that in the event that Mr. Peterson terminated his employment due to a change in control, such amounts shall be paid in a lump sum within 10 days of his resignation, in an amount discounted to present value at a rate of 7% per year.

This employment agreement is also subject to non-solicitation, non-competition and confidentiality provisions that are customary, other than a provision allowing Mr. Peterson to solicit the employment of his personal assistant and Mr. Myers in the event that Mr. Peterson’s employment with Norcross is terminated.  In connection with the acquisition of Norcross, in addition to the capital stock purchased by Mr. Peterson, Safety Products issued to Mr. Peterson options to purchase shares of capital stock of Safety Products equal to 4.25% of its fully diluted equity, effective January 2, 2006.

David F. Myers, Jr.  Norcross entered an employment agreement, dated as of May 20, 2005, with Mr. Myers, pursuant to which he is to serve as our Chief Financial Officer and Executive Vice President on substantially the same terms as those contained in Mr. Peterson’s employment agreement, except that (1) his base salary is initially set at $357,000, (2) the non-solicitation provision contained in the agreement provides an exception allowing Mr. Myers to solicit the employment of his personal assistant and Mr. Peterson, and (3) in connection with the acquisition of Norcross, in addition to the capital stock purchased by Mr. Myers, Safety Products issued to Mr. Myers options to purchase shares of capital stock of Safety Products equal to 2.75% of its fully diluted equity, effective January 2, 2006.

Charles S. Ellis.  Our subsidiary, North Safety Products, Inc. (“North Safety”), entered into an employment agreement, dated as of May 20, 2005, with Mr. Ellis, pursuant to which he is to serve as General Manager—General Safety and Preparedness for an initial term of three years.  Under the terms of this agreement, Mr. Ellis is entitled to receive a base salary of $287,834, a $600 per month automobile allowance, participate in all employee benefits plans for which senior executives of North Safety are eligible, and three calendar weeks of vacation per year.  In addition, Mr. Ellis is eligible to receive a bonus targeted at 75% of his base salary.  In the event that his employment is terminated by North Safety without cause or by him for good reason (as defined in the employment agreement), Mr. Ellis will be entitled to his base salary for a period of eighteen months following such termination.  This employment agreement is also subject to customary non-solicitation, non-competition and confidentiality provisions.

William L. Grilliot.  Our subsidiary, Morning Pride Manufacturing L.L.C. (“Morning Pride”), entered into an employment agreement, dated as of May 20, 2005, with Mr. Grilliot, pursuant to which he is to serve as President of Morning Pride on substantially the same terms as those contained in Mr. Ellis’ employment agreement, except (1) his base salary is initially set at $177,500, (2) he is eligible to receive a bonus targeted at 40% of his base salary, (3) he is entitled to 15 days vacation, (4) he is entitled to a $700 per month automobile allowance, and (5) the non-solicitation provision contained in the agreement provides an exception for Mary Grilliot or any of his children.

Volker H. Laitsch.  Pursuant to a management service contract, dated August 12, 1994, between KCL and Volker H. Laitsch, Mr. Laitsch was appointed as sole managing director of KCL.  Under the terms of the agreement, Mr. Laitsch receives a monthly salary and is eligible to receive a yearly bonus in an amount equal to 5% of KCL’s net income before corporate tax and possible surtaxes, plus all bonus payments based on income, municipal trade tax and extraordinary expenses that have been incurred by KCL voluntarily or by resolution of KCL’s shareholders minus remunerations for supervisory and consultation board members.  The minimum annual bonus amount is DM 50,000, which is payable in December of each year.  The remaining portion of the annual bonus, if any, is determined by a shareholders resolution and is payable no later than the end of May of the succeeding calendar year.  We are currently in discussions with Mr. Laitsch to extend his contract.

Kenneth R. Martell.  Our electrical safety division, W.H. Salisbury & Co., entered into an employment agreement in August 1999 with Mr. Martell pursuant to which he is to serve as vice president and general manager.  Under the terms of this agreement, Mr. Martell is entitled to receive a base salary of $155,000.  Mr. Martell is also entitled to participate in all employee benefits plans for which senior executives are eligible, a $600 per month automobile allowance and three calendar weeks of vacation per year.  In addition, Mr. Martell is eligible to receive a bonus targeted at 40% of his base salary.

Payments Upon Sale of Norcross

On January 1, 2002, the Predecessor entered into letter agreements with Mr. Peterson and Mr. Myers pursuant to which they were eligible to receive additional bonuses in the amount of $1,752,789 and $1,081,475, respectively, on the earlier of December 31, 2016 or the occurrence of certain events including (1) a sale of Norcross, (2) a public offering generating $50.0 million or more, (3) a change of control, which is defined as any transaction after which the John Hancock Group or the CIBC/Argosy Group do not have the power to elect a majority of the board of managers of NSP Holdings, (4) our election to repurchase Mr. Peterson’s equity securities pursuant to the terms of NSP Holdings’ limited liability company agreement, and (5) one day prior to the maturity date of the management loans made by NSP Holdings to Mr. Peterson and Mr. Myers.  These additional bonuses became payable in connection with the Norcross Transaction and were used by Mr. Peterson and Mr. Myers to repay the management loans described under “Item 13. Certain Relationships and Related Transactions—Management Loans.”

Compensation Committee Interlocks and Insider Participation

The Predecessor’s compensation committee was comprised of Messrs. Peterson, Jay R. Bloom and Stephen J. Blewitt.  Mr. Peterson is our President and Chief Executive Officer.  The Predecessor made certain loans to Mr. Peterson to allow Mr. Peterson to purchase equity in NSP Holdings.  Mr. Peterson received payments of approximately $2.0 million in connection with the issuance of NSP Holdings’ senior pay in kind notes as a result of distributions with respect to his preferred units of NSP Holdings and the distribution made by NSP Holdings to senior management.  See “Item 13. Certain Relationships and Related Transactions—Payments to Management in Connection with Issuance of Senior Pay in Kind Notes.”  Our compensation determinations are made by our board of managers.

2005 Option Plan

Safety Products has adopted a stock option plan, titled the 2005 Option Plan of Safety Products Holdings, Inc.  Under that plan either incentive stock options or non-qualified stock options may be offered to purchase common stock to its employees or those of its subsidiaries, to consultants and to its independent directors.  The purpose of the option plan is to promote long term financial success, growth and development of Safety Products by attracting, retaining and rewarding its employees, consultants and directors, and the employees of its subsidiaries.

The number of shares of stock reserved for issuance under the option plan shall not exceed 1,493,631 shares (equal to 10.5% of Safety Products’ fully diluted outstanding shares of common stock as of the date of the Norcross Transaction).

Prior to an initial public offering the option plan will be administered by the board of directors of Safety Products unless that board delegates administration to its compensation committee.  Following an initial public offering, the option plan will be administered by the full board until the appointment of a compensation committee consisting of two or more directors who are “non-employee directors” as defined by SEC Rule 16b-3 and “outside directors” as defined by section 162(m) of the Internal Revenue Code.  The board, or the compensation committee, as applicable, will have the authority to determine to whom options will be granted, and will establish the terms and conditions of those grants.  However, in no event may the exercise price of any option granted under the plan be less than the fair market value of the shares underlying that option on the date the option is granted.

The board or the compensation committee, as applicable, will as described above, determine to whom options are granted and on what terms and conditions.  In that connection, the board or the compensation committee, as applicable, will determine the number and type of options granted to each person participating in the option plan, the exercise price of each option (which may not be less than the fair market value on the date the option is granted of the shares of common stock underlying the option), the vesting provisions applicable to each option, the term of each option (provided that no option may have a term that exceeds 10 years) and all other terms and conditions of any option granted under the plan.  However, neither the board nor the compensation committee may exercise its discretion in a way that would prevent an incentive stock option from qualifying as such under section 422 of the Internal Revenue Code.  The option plan and the underlying agreements provide, and will provide, that unless determined otherwise at the time the option is granted, following termination of employment, options that have not previously become exercisable will not become exercisable and that the exercise period of a vested (exercisable) option will generally be limited, provided that vested options will be cancelled immediately upon a termination for cause.

Options granted under the option plan may not be transferred other than by will or applicable inheritance laws.  Shares of common stock of Safety Products acquired upon exercise of options are subject to the terms of the Management Stockholders Agreement and, as a consequence, are generally not transferable other than in accordance with that agreement.

Upon a change in control all options that have previously become exercisable may be exercised in connection with that change in control.  In addition, depending upon the financial results obtained upon a change in control, previously unexercisable options will, or in the board’s discretion may, become exercisable.

The option plan may be amended, suspended or terminated at any time by the board of directors of Safety Products, provided that without stockholder approval no amendment may increase the number of shares available under the option plan nor reduce the minimum exercise price for options granted under the plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Principal Equityholders

We are a wholly owned subsidiary of Safety Products.  The following table sets forth certain information with respect to the beneficial ownership of the common stock of Safety Products as of February 28, 2006, by:

•                  Each person, or group of affiliated persons, who is known by us to own beneficially more than 5.0% of its common stock;

•                  Each of our directors and named executive officers; and

•                  All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rule of the SEC.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 28, 2006, are deemed outstanding for calculating the percentage of outstanding share of the person holding these options, but are not deemed outstanding for the percentage of any other person.  Percentage of beneficial ownership is based upon 11,023,258 shares of common stock outstanding as of February 28, 2006.  To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.  Except as otherwise indicated, the address of each of the persons in this table is as follows:  c/o Safety Products Holdings, Inc., 2001 Spring Road, Suite 425, Oak Brook, Illinois 60523.

	Common Stock
Name	Number		Number Underlying Options	Percent
Odyssey Investment Partners Fund III, LP	8,260,000	(1)	0	74.9%
c/o Odyssey Investment Partners, LLC 280 Park Avenue West Tower New York, NY 10017
Safety Products, LLC	2,500,000		0	22.7%
c/o GE Asset Management Incorporated 3001 Summer Street Stamford, CT 06905
Robert A. Peterson	178,978		68,978	1.6%
David F. Myers, Jr.	94,633		44,633	*
Charles S. Ellis	21,611		8,611	*
Volker H. Laitsch	0		0	*
Kenneth R. Martell	6,812		3,312	*
Brian Kwait	8,301,258	(2)(3)(4)(5)	0	75.3%
Muzzafar Mirza	8,301,258	(2)(3)(4)(5)	0	75.3%
Benjamin A. Hochberg	0		0	*
All directors and executive officers as a group (9 persons)	8,620,098		129,840	77.3%

*      Represents beneficial ownership of less than one percent.

(1)          Odyssey Investment Partners, LLC, or Odyssey, is the general partner of Odyssey Investment Partners Fund III, LP, or Odyssey Fund, and by virtue of such status may be deemed to be the beneficial owner of the shares held by Odyssey Fund.  Messrs. Kwait and Mirza are Managing Principals of Odyssey, and neither of them individually has the power to direct or veto the voting or disposition of shares held by Odyssey Fund.  Odyssey expressly disclaims beneficial ownership of the shares held by Odyssey Fund.

(2)          Includes 8,260,000 shares of common stock owned by Odyssey Fund.

(3)          Messrs. Kwait and Mirza may be deemed to share beneficial ownership of the shares held by Odyssey Fund by virtue of their status as Managing Principals of Odyssey.  Each of Messrs. Kwait and Mirza expressly disclaims beneficial ownership of any shares held by Odyssey Fund that exceed his pecuniary interest therein.  The members and managers of Odyssey share investment and voting power with respect to securities owned by Odyssey Fund, but no individual controls such investment or voting power.

(4)          Includes 41,258 shares of common stock owned by Safety Products Coinvestment LLC, or Coinvestment LLC.  Odyssey is the managing member of Coinvestment LLC and by virtue of such status may be deemed to be the beneficial owner of the shares held by Coinvestment LLC.  Messrs. Kwait and Mirza are Managing Principals of Odyssey, and neither of them individually has the power to direct or veto the voting or disposition of shares held by Coinvestment LLC.  Odyssey expressly disclaims beneficial ownership of the shares held by Coinvestment LLC.

(5)          Messrs. Kwait and Mirza may be deemed to share beneficial ownership of the shares held by Coinvestment LLC by virtue of their status as Managing Principals of Odyssey.  Each of Messrs. Kwait and Mirza expressly disclaims beneficial ownership of any shares held by Coinvestment LLC that exceed his pecuniary interest therein.

Information with respect to equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in this Form 10-K under Item 5 of Part II.  The information contained under this heading in incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

On July 19, 2005, Safety Products entered into a stockholders agreement with Odyssey Investment Partners Fund III, LP (“Odyssey Fund”) and Safety Products, LLC (“SPL”).  The stockholders agreement includes certain restrictions on the transfer of shares of common stock including the granting to Odyssey Fund of a right of first refusal with respect to sales of shares held by SPL at any time prior to the fifth anniversary of the execution date of the agreement.  Under certain circumstances, SPL has “tag-along” rights to sell its shares on a pro rata basis with Odyssey Fund in certain sales to third parties.  If Odyssey Fund approves a sale of shares of common stock, Odyssey Fund has the right to require SPL to sell their shares on the same terms.  In addition, subject to certain exceptions, including issuance pursuant to an initial public offering, the stockholders agreement grants holders of common stock party thereto preemptive rights with respect to issuances of common stock by Safety Products.

The stockholders agreement also includes certain registration rights which provide that, upon the written request of either Odyssey Fund or SPL, Safety Products has agreed to, on one or more occasions following an initial public offering, prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of common stock held by Odyssey Fund and SPL, and use its commercially reasonable efforts to cause the registration statement to become effective.  Following an initial public offering by Safety Products, Odyssey Fund and SPL will also have the right, subject to certain exceptions and rights of priority, to have their shares included in certain registration statements filed by Safety Products.  Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by Safety Products.  Safety Products has also agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

Management Stockholders Agreement

On July 19, 2005, Safety Products also entered into a management stockholders agreement with Odyssey Fund and the management investors.  The management stockholders agreement generally restricts the transfer of shares of common stock without the consent of Odyssey Fund.  Exceptions to this restriction include transfers for estate planning purposes, in each case so long as any transferee agrees to be bound by the terms of the management stockholders agreement.

Safety Products and Odyssey Fund have a right of first refusal under the management stockholders agreement with respect to sales of shares of common stock held by management investors.  Under certain circumstances, the stockholders have “tag-along” rights to sell their shares on a pro rata basis with the selling stockholder in certain sales to third parties.  If Odyssey Fund approves a sale of shares of common stock, Odyssey Fund has the right to require the management stockholders to sell their shares on the same terms.  The agreement also contains a provision that gives Safety Products the right to repurchase a management investor’s shares upon termination of that management investor’s employment and gives the management stockholder the right to require Safety Products to repurchase such stockholder’s shares upon termination of that management investor’s employment.  In addition, subject to certain exceptions, including issuance pursuant to an initial public offering, the management stockholders agreement grants holders of common stock party thereto preemptive rights with respect to issuances of common stock by Safety Products to Odyssey Fund.

Management Loans

In October 1998, in connection with the acquisition of North Safety Products, Ltd.; James North (Africa) Pty. Ltd.; Industrie Schutz Produkte GmbH; and Siebe North Holdings Corp., certain members of our management entered into nonrecourse promissory notes with NSP Holdings in order to raise the capital necessary to purchase equity securities of NSP Holdings.  As of the closing of the Norcross Transaction, Mr. Peterson and Mr. Myers owed $494,158 and $303,557, respectively, on these notes.

In February 2000, in connection with the acquisition of Arkon, certain members of our management entered into nonrecourse promissory notes with NSP Holdings in order to raise the capital necessary to purchase equity securities of NSP Holdings.  As of the closing of the Norcross Transaction, Mr. Peterson and Mr. Myers owed $445,337 and $276,113, respectively, on these notes.

All of these notes were non-interest bearing and were scheduled to mature on the earlier of (1) December 31, 2016, (2) the sale of NSP Holdings, (3) the sale by the borrower of any of the securities collateralizing the note, (4) the liquidation, dissolution or winding-up of NSP Holdings, (5) a public offering by NSP Holdings of its units or warrants or (6) a default under the terms of the note.  Prepayment of these loans was required to be made by the borrowers in the amount of 40% of any supplemental bonuses they received and 100% of any distributions paid on, or proceeds from the sale of, the borrower’s Class A Common Units.  The October 1998 notes were collateralized by certain of the Class A Common Units of the borrowers and the February 2000 notes were collateralized by certain of the Class A Common Units and preferred units of the borrowers.  Each of these notes matured upon consummation of the Norcross Transaction.  Mr. Peterson and Mr. Myers used the amounts received by them as special bonuses upon consummation of the Norcross Transaction to repay these loans.  See “—Payments to Management in Connection with the Norcross Transaction” and “Item 11. Executive Compensation—Payments Upon Sale of Norcross.”

Family Relationships

William L. Grilliot, our President—Fire Service, is the husband of Mary I. Grilliot, the Vice President of our subsidiary, Morning Pride Manufacturing L.L.C.  Mrs. Grilliot was paid an aggregate salary and bonus of $296,052 for her services during the year ended December 31, 2005.  In connection with the Norcross Transaction, Mrs. Grilliot received approximately $555,500 in respect of her equity interest in NSP Holdings and, in connection with the issuance by NSP

Holdings of the senior pay in kind notes, Mrs. Grilliot received approximately $104,009 in respect of her preferred units in NSP Holdings.

Real Property Leases

Morning Pride Manufacturing L.L.C. leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, our President—Fire Service.  The initial term of the lease ended on February 28, 2005 and was extended through April 30, 2009.  The base rent is $347,816 per year, payable in monthly installments.  In addition, we must also pay American Firefighters Cooperative, Inc. the actual amount of all real estate taxes, and all general and special assessments of every kind, as additional rent during the term of the lease.  The annual rent paid in each of 2005, 2004, and 2003 was $373,181, $366,320, and $354,834, respectively.  If the lease expires or is terminated at any time prior to July 1, 2010, we must reimburse American Firefighters Cooperative, Inc. an amount equal to the number of months remaining in the rental term multiplied by $1,206.

Payments to Management in Connection with Issuance of Senior Pay in Kind Notes

NSP Holdings used approximately $60.0 million of the proceeds from the offering of its senior pay in kind notes to make payments in respect of its preferred units.  As equityholders, Messrs. Peterson, Myers and Grilliot received $478,995, $292,903 and $104,009, respectively.

Arrangements with Management

We offer key members of our management team the opportunity to participate in an equity incentive program.  In connection with the Norcross Transaction, certain members of our senior management team acquired shares of capital stock of Safety Products.  In connection with the Norcross Transaction, Messrs. Peterson and Myers purchased common equity in Safety Products for approximately $1.1 million and $0.5 million, respectively, representing approximately 1.0% and 0.5%, respectively, of Safety Products’ equity.  In addition, pursuant to the terms of their employment agreements, Messrs. Peterson and Myers will receive options to purchase shares of capital stock of Safety Products equal to 4.25% and 2.75%, respectively, of its fully diluted equity.

We have entered into agreements with certain members of our senior management relating to their employment.  For more information, see “Item 11. Executive Compensation—Employment Agreements.”

Payments to Management in Connection with the Norcross Transaction

Following the Norcross Transaction, NSP Holdings was dissolved and distributed to its equityholders the proceeds received from the Norcross Transaction.  In addition, prior to dissolution, NSP Holdings distributed to its equityholders approximately $34.0 million of cash that was not be assumed by Safety Products in connection with the Norcross Transaction.  As part of the Norcross Transaction, Messrs. Peterson, Myers, Ellis, Grilliot, Martell and Laitsch received approximately $7.4 million, $5.1 million, $0.9 million, $0.8 million, $0.2 million and $29,939, respectively.

As disclosed under “Item 11. Executive Compensation—Payments Upon Sale of Norcross,” Mr. Peterson and Mr. Myers each received a special bonus upon consummation of the Norcross Transaction that was used to repay the management loans described above under “—Management Loans” and an amount to compensate them for taxes on such amounts.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP (“E&Y”) for fiscal year 2004 and 2005, including fees for NSP Holdings and Safety Products.  All Audit Fees, Audit-Related Fees, Tax Fees and Other Fees were pre-approved by the Audit Committee in accordance with its established procedures.

(In thousands)	2004	2005
Audit Fees (a)	$762,964	$1,249,942
Audit-Related Fees (b)	76,208	73,742
Tax Fees (c)	827,825	939,210
All Other Fees	—	—
Total	$1,666,997	$2,262,894

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

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval policy, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  The aggregate amount of all such pre-approved services constitutes 100% of the total amount of fees paid by us to E&Y.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this Form 10-K are described in the Index to Consolidated Financial Statements on page 33 in Item 8 above.

(a)(2) Financial Statement Schedules (included in Item 8 above)

Schedule II—Valuation and Qualifying Accounts and Reserves

(a)(3) Exhibits

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Norcross Safety Products L.L.C.

/s/ Robert A. Peterson
By: Robert A. Peterson
Date: March 27, 2006	Its: President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 27, 2006.

Signatures	Capacity

/s/ Robert A. Peterson	President, Chief Executive Officer and Manager
Robert A. Peterson	(Principal Executive Officer)

/s/ David F. Myers, Jr.	Executive Vice President, Chief Financial Officer
David F. Myers, Jr.	(Principal Financial and Accounting Officer),
Secretary and Manager

/s/ Brian Kwait	Manager
Brian Kwait

/s/ Muzzafar Mirza	Manager
Muzzafar Mirza

/s/ Benjamin A. Hochberg	Manager
Benjamin A. Hochberg

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation of Norcross Safety Products L.L.C., is incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-4, filed on November 14, 2003.

3.2

Second Amended and Restated Limited Liability Company Agreement of Norcross Safety Products L.L.C., is incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form S-4, filed on November 14, 2003.

4.1

Indenture, dated as of August 13, 2003, by and between Norcross Safety Products L.L.C., Norcross Capital Corp., the Guarantors named therein and Wilmington Trust Company as Trustee, is incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-4, filed on November 14, 2003.

4.2	Form of 9 7/8% Senior Subordinated Notes due 2011, Series B (1), is incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-4, filed on November 14, 2003.

4.3

Form of Guarantee issued by the Guarantors of our 9 7/8% Senior Subordinated Notes, due 2011, is incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-4, filed on November 14, 2003.

4.4

First Supplemental Indenture dated as of July 19, 2005 among Norcross Safety Products L.L.C., Norcross Capital Corp. and Wilmington Trust Company, as trustee, is incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.

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

10.3

Management Services Agreement, dated as of August 12, 1994 by and between Kächele-Cama Latex GmbH and Volker H. Laitsch, is incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.4

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

10.6

Consulting Agreement, dated as of September 30, 2004, by and among North Safety Products Ltd. and Claude L. Roberge, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 1, 2004.

10.7

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

Exhibit No.	Description

10.9

Share Purchase Agreement, dated September 1, 1998, by and among Norcross Safety Products L.L.C., Siebe Plc, Siebe International Limited, Deutsche Siebe Gmbh, and Siebe Inc, is incorporated herein by reference to Exhibit 10.16 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.10	Amendment and Assignment of the Siebe Share Purchase Agreement, is incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.11	Amended and Restated Registration Rights Agreement, is incorporated herein by reference to Exhibit 10.21 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.12

Agreement, dated December 14, 1982, by and among Siebe Norton, Inc., Norton Company and Siebe Gorman Holdings PLC, is incorporated herein by reference to Exhibit 10.29 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.13

Cooperation Agreement, made as of January 10, 1983, by and between Siebe Norton, Inc. and Norton Company, is incorporated herein by reference to Exhibit 10.30 to our Registration Statement on Form S-4, filed on November 14, 2003.

10.14

CIVC Registration Rights Agreement, dated as of January 7, 2005, by and between NSP Holdings L.L.C., NSP Holdings Capital Corp., and CIVC Partners Fund, L.P., is incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.15

Credit Agreement dated as of July 19, 2005 among Safety Products Holdings, Inc., as a Guarantor, Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., North Safety Products LTD., the Several Lenders from Time to Time Parties thereto, Credit Suisse, as Administrative Agent, Bank of America, N.A., as Syndication Agent, GMAC Commercial Finance LLC, LaSalle Bank National Association and US Bank National Association, as Documentation Agents, and Credit Suisse, Toronto Branch, as Canadian Agent, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.

10.16

Incremental Facility Amendment dated as of November 1, 2005 among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., the Several Lenders from Time to Time Parties thereto, and Credit Suisse, as Administrative Agent., is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2005.

10.17

Amended and Restated Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and Robert A. Peterson, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.

10.18

Amended and Restated Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and David F. Myers, Jr., is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.

10.19

Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and William Grilliot, is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.

10.20

Employment Agreement dated as of May 20, 2005 by and between Norcross Safety Products L.L.C. and Charles S. Ellis, is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.

10.21

Purchase and Sale Agreement dated May 20, 2005 by and among NSP Holdings L.L.C., Norcross Safety Products L.L.C. and Safety Products Holdings, Inc., is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.

Exhibit No.	Description

10.22

Stock Purchase Agreement dated as of October 3, 2005 by and among Norcross Safety Products L.L.C., The Fibre-Metal Products Company, Residuary Trust under the Will of Charles E. Bowers, Jr., Trust under the Will of Charles E. Bowers, Jr. for the benefit of Judith L. Bowers, Charles E. Bowers, Jr. Irrevocable Trust dated December 17, 1990 and Charles J. Grandi, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2005.

10.23

2005 Option Plan of Safety Products Holdings, Inc., is incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-4 of Safety Products Holdings, Inc., filed on December 15, 2005.

21.1	Subsidiaries of Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.