Form 10-Q
period 2006-04-01
NORCROSS SAFETY PRODUCTS LLC
filed 2006-05-12
CIK 1264010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On May 12, 2006 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended April 1, 2006

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	Successor
	December 31,	April 1,
	2005 (1)	2006
Assets
Current assets:
Cash and cash equivalents	$20,683	$11,346
Accounts receivable, less allowance of $2,317 and $2,267 in 2005 and 2006, respectively	68,286	79,288
Inventories	93,462	97,523
Deferred income taxes	3,230	3,230
Prepaid expenses and other current assets	3,135	2,753
Total current assets	188,796	194,140
Property, plant, and equipment, net	67,315	66,973
Deferred financing costs, net	7,513	7,186
Goodwill, net	136,487	141,010
Other intangible assets, net	276,842	274,981
Other noncurrent assets	5,109	4,902
Total assets	$682,062	$689,192

Liabilities and member’s equity
Current liabilities:
Accounts payable	$21,229	$25,234
Accrued expenses	34,683	28,703
Current maturities of long-term obligations	2,735	3,016
Total current liabilities	58,647	56,953
Pension, post-retirement, and deferred compensation	32,340	32,071
Long-term obligations	309,664	309,638
Other noncurrent liabilities	5,376	5,360
Deferred income taxes	52,496	52,345
Minority interest	176	187
	400,052	399,601
Member’s equity:
Contributed capital	221,068	222,018
Retained earnings	308	6,929
Accumulated other comprehensive income	1,987	3,691
Total member’s equity	223,363	232,638
Total liabilities and member’s equity	$682,062	$689,192

(1)          December 31, 2005 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Predecessor	Successor
	Three months ended
	April 2,	April 1,
	2005	2006
Net sales	$119,944	$141,876
Cost of goods sold	75,602	88,145
Gross profit	44,342	53,731
Operating expenses:
Selling	11,378	12,875
Distribution	6,274	7,926
General and administrative	10,943	13,917
Amortization of intangibles	142	2,726
Total operating expenses	28,737	37,444
Income from operations	15,605	16,287
Other expense (income):
Interest expense	5,599	6,462
Interest income	(250)	(163)
Other, net	386	(371)
Income before income taxes and minority interest	9,870	10,359
Income tax expense	1,574	3,554
Minority interest	4	11
Net income	$8,292	$6,794

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Predecessor	Successor
	Three months ended
	April 2,	April 1,
	2005	2006
Operating activities
Net income	$8,292	$6,794
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,705	3,139
Amortization of intangibles	142	2,726
Amortization of deferred financing costs	461	327
Amortization of original issue discount (premium)	25	(251)
Deferred income taxes	237	(151)
Minority interest	4	11
Management incentive compensation	—	800
Gain on sale of property, plant, and equipment	—	(79)
Changes in operating assets and liabilities:
Accounts receivable	(8,540)	(10,337)
Inventories	(969)	(3,104)
Prepaid expenses and other current assets	220	382
Other noncurrent assets	73	73
Accounts payable	2,445	3,768
Accrued expenses	(7,533)	(6,092)
Pension, postretirement, and deferred compensation	14	(269)
Other noncurrent liabilities	(6)	(15)
Other	(6)	(7)
Net cash used in operating activities	(2,436)	(2,285)

Investing activities
Purchase of businesses, net of cash acquired	(431)	(5,636)
Purchases of property, plant, and equipment	(1,327)	(2,291)
Proceeds from sale of property, plant, and equipment	—	113
Net cash used in investing activities	(1,758)	(7,814)

Financing activities
Proceeds from borrowings	—	1,000
Payments of debt	(13,013)	(494)
Capital contribution	—	150
Due from NSP Holdings L.L.C.	(178)	—
Dividends to Safety Products Holdings, Inc.	—	(173)
Net cash (used in) provided by financing activities	(13,191)	483
Effect of exchange rate changes on cash	(1,424)	279
Net decrease in cash and cash equivalents	(18,809)	(9,337)
Cash and cash equivalents at beginning of period	35,731	20,683
Cash and cash equivalents at end of period	$16,922	$11,346

See notes to unaudited consolidated financial statements

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.                 Transactions

On July 19, 2005, Norcross Safety Products L.L.C. (the “Company” or “Norcross”) announced the closing of the transaction under which it was acquired by Safety Products Holdings, Inc. (“Safety Products”), a new holding company formed by Odyssey Investment Partners, LLC (“Odyssey”) for the purpose of completing the acquisition. Pursuant to the terms of the purchase agreement, Safety Products purchased all of the outstanding membership units of the Company and all of the outstanding common stock of NSP Holdings Capital Corp. (“NSP Capital”), a wholly-owned subsidiary of NSP Holdings L.L.C. (“NSP Holdings”), and pursuant to which Safety Products assumed all of the outstanding indebtedness of the Company and NSP Holdings, in exchange for a base purchase price to NSP Holdings of $472,000, plus the cash in the Company as of April 2, 2005 in the amount of approximately $16,900, less (1) the indebtedness of the Company and its subsidiaries as of April 2, 2005 and (2) certain transaction fees and expenses. The cash purchase price was $204,488 including direct costs of acquisition of $2,346, and excluding assumed debt of $260,523.

On November 1, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of The Fibre-Metal Products Company (“Fibre-Metal”). The purchase price was $68,723, including acquisition costs of $723. The Company financed the acquisition through additional term borrowings under the senior credit facility and cash on the balance sheet. The results of operations of Fibre-Metal are included in the Company’s consolidated statement of operations from the date of acquisition.

On February 2, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over the next four years based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition. The Company has not finalized the allocation of purchase price as of April 1, 2006.

The acquisition of Norcross is referred to as the “Norcross Transaction”, the acquisition of Fibre-Metal is referred to as the “Fibre-Metal Transaction”, and the acquisition of American Firewear is referred to as the “American Firewear Transaction”. Collectively, the Norcross Transaction, the Fibre-Metal Transaction and the American Firewear Transaction are referred to as the “Transactions.”

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2006. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2005 consolidated financial statements, included in the Company’s annual report on Form 10-K.

Predecessor — The consolidated financial statements of the Predecessor represent the consolidated results of operations of Norcross Safety Products L.L.C. prior to the Norcross Transaction.

Successor — The consolidated financial statements of the Successor represent the consolidated results of operations of Norcross Safety Products L.L.C. subsequent to the Norcross Transaction.

The consolidated financial statements of the Successor reflect the Transactions under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 141, Business Combinations.

The following table presents the pro forma net sales, income from operations, and net income of the Company assuming the Transactions had occurred on January 1, 2005:

	Predecessor	Successor
	Three months ended April 2, 2005	Three months ended April 1, 2006
Net sales	$130,368	$142,467
Income from operations	11,549	17,125
Net income	3,134	7,627

3.                 Reclassifications

Certain account balances have been reclassified from the prior year to conform with current year presentation. Specifically, discounts and rebate expenses were reclassified from selling expenses to net sales. The impact of this reclassification resulted in a reduction of selling expenses and net sales of $479 for the three months ended April 2, 2005.

4.                 Management Incentive Compensation

Safety Products’ Option Plan (the “Plan”) was adopted and approved by the Board of Directors in December 2005, and provides for the issuance of up to 1,286,631 shares of common stock of Safety Products in connection with the granting of non-qualified or incentive stock options. The principal purposes of the Plan are: 1) to further the growth, development and financial success of Safety Products and its subsidiaries, by providing additional incentives to employees, consultants and independent directors (as defined) of Safety Products and its subsidiaries and 2) to enable Safety Products and its subsidiaries to obtain and retain the services of the type of professional, technical and managerial employees, consultants and independent directors considered essential to the long-range success of Safety Products.

Prior to December 31, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“ABP”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R), Share-Based Payments (“SFAS No. 123(R)”). As a result of adopting SFAS No. 123(R) on January 1, 2006, income before income taxes and net income for the three months ended April 1, 2006, are $800 and $500 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The application of the fair value provisions of SFAS No. 123(R) would not have had an impact on the Company’s results for the three months ended April 2, 2005. The $800 of management incentive compensation is recorded in general and administrative expenses for the three months ended April 1, 2006.

In January 2006, Safety Products granted of a total of 1,201,059 non-qualified options in connection with the Plan. Outstanding non-qualified stock options have an expiration date ten years from the date of grant. All non-qualified stock options were granted with an exercise price equal to the fair market value on the date of grant. During the three months ended April 1, 2006, no options were forfeited or exercised.

The non-qualified stock options are scheduled to vest over an approximate eight year period. In addition, a portion of the non-qualified stock options are subject to accelerated vesting provisions when certain performance targets are met. The first performance target was met, and therefore the first installment was vested as of April 1, 2006. If certain additional performance targets are met, the remaining four installments will vest on, or within 120 days following, December 31 of each calendar year 2006 through 2009. The non-qualified stock options are subject to further acceleration clauses based on change in control provisions. As of April 1, 2006, 203,689 shares of non-qualified stock options were vested. As of April 1, 2006, there was approximately $3,944 of unrecognized management incentive compensation related to nonvested non-qualified stock options. The Company expects to recognize this management incentive compensation over a weighted average period of 4.0 years.

The Company used the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the common stock of comparable public companies. The Company estimated the expected life of the options based on the likelihood of the achievement of performance targets, change in control provisions, and historic employee termination data. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The estimated weighted-average fair values of and related assumptions for options granted were as follows:

Weighted-average fair value of options granted:

At fair value	$3.95

Assumptions:
Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	5.0%
Expected life of option (years)	5.00

5.                 Inventories

Inventories consist of the following:

	Successor
	December 31, 2005	April 1, 2006
At FIFO cost:
Raw materials	$23,755	$25,685
Work in process	12,745	12,505
Finished goods	57,126	59,497
	93,626	97,687
Adjustment to LIFO cost	(164)	(164)
	$93,462	$97,523

6.              Debt

The Company’s debt consists of the following:

	Successor
	December 31, 2005	April 1, 2006
Revolving credit facilities	$—	$—
Term loan	152,390	152,001
Senior subordinated notes	152,500	152,500
European term loans	248	177
Subordinated seller note	—	1,000
Capital lease obligations	75	41
Unamortized premium on senior subordinated notes	7,186	6,935
	312,399	312,654
Less: Current maturities of long-term obligations	2,735	3,016
	$309,664	$309,638

Aggregate maturities of long-term debt as of April 1, 2006, are as follows:

2007	$3,016
2008	3,068
2009	3,171
2010	2,950
2011	155,572
Thereafter	144,877
$312,654

7.                 Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Predecessor		Successor
	Three months ended April 2, 2005		Three months ended April 1, 2006
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$417	$6	$491	$6
Interest cost	905	20	944	18
Expected return on plan assets	(777)	—	(906)	—
Amortization of prior service cost	1	4	—	—
Amortization of actuarial loss	284	22	—	—
	$830	$52	$529	$24

8.                 Restructuring and Merger-Related Charges

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

9.                 Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of April 1, 2006, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,424 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional 12 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 1,436 lawsuits represent a total of approximately 13,107 plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after the October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants. The Company is jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date. As of April 1, 2006, Invensys has sent the Company requests for reimbursement totaling $301, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, the Company has not reimbursed Invensys for these claims, as its currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $1 for the three months ended April 1, 2006. The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the three months ended April 1, 2006:

	Plaintiffs	Cases
Beginning lawsuits	18,459	1,148
New lawsuits	544	437
Settlements	(2)	(2)
Dismissals and other	(5,894)	(147)
Ending lawsuits	13,107	1,436

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 1,424 cases pending as of April 1, 2006 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 1,424 complaints maintained in the Company’s records, 1,150 do not specify the amount of damages sought, 26 generally allege damages in excess of $50, three allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 95 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, 12 allege compensatory damages and punitive damages, each in excess of $50, 21 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, six allege punitive damages in excess of $25, one alleges punitive damages in excess of $50, 88 generally allege damages in excess of $15, five generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

During the year ended December 31, 2004, the Company recorded a $1,250 charge to operating expenses to establish a reserve for respiratory claims. The Company increased this reserve to $5,000 and recorded the increase as part of the purchase price allocation process associated with the Norcross Transaction. The increase represents a decision by new ownership to negotiate the Company’s participation in a joint defense group with the prior owners of North Safety Products. This reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other dust particles, including asbestos as determined by the Company in consultation with an independent consultant. The Company has determined that a five-year projection of claims and defense costs is the most reasonable approach. However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

10.          Segment Data

The following table presents information about the Company by segment:

	General Safety & Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total
Predecessor
Three Months Ended April 2, 2005
Net sales—third parties	$82,741	$23,000	$14,203	$—	$—	$119,944
Net sales—intersegment	2,558	—	—	—	(2,558)	—
Income (loss) from operations	8,812	4,381	3,685	(1,273)	—	15,605

Successor
Three Months Ended April 1, 2006
Net sales—third parties	99,183	24,072	18,621	—	—	141,876
Net sales—intersegment	2,665	—	—	—	(2,665)	—
Income (loss) from operations	11,276	2,662	4,877	(2,528)	—	16,287

11.          Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the senior subordinated notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor Company
April 1, 2006
Current assets:
Cash and cash equivalents	$11,444	$—	$(1,808)	$1,710	$—	$11,346
Accounts receivable, net	8,677	—	40,128	30,483	—	79,288
Inventories	11,989	—	43,004	42,530	—	97,523
Deferred income taxes	434	—	2,796	—	—	3,230
Prepaid expenses and other current assets	780	—	1,195	778	—	2,753
Total current assets	33,324	—	85,315	75,501	—	194,140
Property, plant, and equipment, net	6,862	—	38,370	21,741	—	66,973
Deferred financing costs, net	7,186	—	—	—	—	7,186
Goodwill, net	19,266	—	78,225	43,519	—	141,010
Other intangible assets, net	24,869	—	213,623	36,489	—	274,981
Investment in subsidiaries	403,250	—	90,910	—	(494,160)	—
Other noncurrent assets	—	—	3,515	1,387	—	4,902
Total assets	$494,757	$—	$509,958	$178,637	$(494,160)	$689,192
Current liabilities:
Accounts payable	$3,707	$—	$12,463	$9,064	$—	$25,234
Accrued expenses	7,103	—	14,674	6,926	—	28,703
Current maturities of long-term obligations	2,609	—	369	38	—	3,016
Total current liabilities	13,419	—	27,506	16,028	—	56,953
Pension, post-retirement, and deferred compensation	64	—	31,735	272	—	32,071
Long-term obligations	308,827	—	666	145	—	309,638
Intercompany balances	(61,500)	—	15,486	46,014	—	—
Other noncurrent liabilities	—	—	5,300	60	—	5,360
Deferred income taxes	1,309	—	33,584	17,452	—	52,345
Minority interest	—	—	—	187	—	187
	248,700	—	86,771	64,130	—	399,601
Member’s equity:
Contributed capital	222,018	—	377,517	92,551	(470,068)	222,018
Retained earnings	6,929	—	18,164	5,928	(24,092)	6,929
Accumulated other comprehensive income	3,691	—	—	—	—	3,691
Total member’s equity	232,638	—	395,681	98,479	(494,160)	232,638
Total liabilities and member’s equity	$494,757	$—	$509,958	$178,637	$(494,160)	$689,192

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Successor Company
December 31, 2005
Current assets:
Cash and cash equivalents	$17,885	$—	$(265)	$3,063	$—	$20,683
Accounts receivable, net	10,812	—	31,134	26,340	—	68,286
Inventories	10,228	—	41,720	41,514	—	93,462
Deferred income taxes	434	—	2,791	5	—	3,230
Prepaid expenses and other current assets	809	—	1,432	894	—	3,135
Total current assets	40,168	—	76,812	71,816	—	188,796
Property, plant and equipment, net	6,606	—	38,776	21,933	—	67,315
Deferred financing costs, net	7,513	—	—	—	—	7,513
Goodwill, net	19,266	—	74,099	43,122	—	136,487
Other intangible assets, net	25,007	—	215,630	36,205	—	276,842
Investment in subsidiaries	387,606	—	86,614	—	(474,220)	—
Other noncurrent assets	—	—	3,555	1,554	—	5,109
Total assets	$486,166	$—	$495,486	$174,630	$(474,220)	$682,062
Current liabilities:
Accounts payable	$3,492	$—	$9,266	$8,471	$—	$21,229
Accrued expenses	13,568	—	14,180	6,935	—	34,683
Current maturities of long-term obligations	2,598	—	68	69	—	2,735
Total current liabilities	19,658	—	23,514	15,475	—	58,647
Pension, post-retirement and deferred compensation	70	—	32,000	270	—	32,340
Long-term obligations	309,478	—	—	186	—	309,664
Intercompany balances	(67,712)	—	20,135	47,577	—	—
Other noncurrent liabilities	—	—	5,318	58	—	5,376
Deferred income taxes	1,309	—	33,579	17,608	—	52,496
Minority interest	—	—	—	176	—	176
	243,145	—	91,032	65,875	—	400,052
Member’s equity:
Contributed capital	221,068	—	373,312	92,117	(465,429)	221,068
Retaining earning	308	—	7,628	1,163	(8,791)	308
Accumulated other comprehensive income	1,987	—	—	—	—	1,987
Total member’s equity	223,363	—	380,940	93,280	(474,220)	223,363
Total liabilities and member’s equity	$486,166	$—	$495,486	$174,630	$(474,220)	$682,062

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor Company
Three Months Ended April 1, 2006
Third party	$18,647	$—	$74,257	$48,972	$—	$141,876
Intercompany	2,273	—	2,535	3,706	(8,514)	—
Net sales	20,920	—	76,792	52,678	(8,514)	141,876
Cost of goods sold	13,865	—	48,957	33,837	(8,514)	88,145
Gross profit	7,055	—	27,835	18,841	—	53,731
Operating expenses:
Selling	1,025	—	6,445	5,405	—	12,875
Distribution	1,140	—	3,496	3,290	—	7,926
General and administrative	3,441	—	7,063	3,413	—	13,917
Amortization of intangibles	267	—	2,007	452	—	2,726
Total operating expenses	5,873	—	19,011	12,560	—	37,444
Income from operations	1,182	—	8,824	6,281	—	16,287
Other expense (income):
Interest expense	6,443	—	15	4	—	6,462
Interest income	(145)	—	—	(18)	—	(163)
Intercompany charges	(10,643)	—	(3,925)	2,359	12,209	—
Other, net	4	—	(35)	(340)	—	(371)
Income (loss) before income taxes and minority interest	5,523	—	12,769	4,276	(12,209)	10,359
Income tax (benefit) expense	(1,271)	—	3,765	1,060	—	3,554
Minority interest	—	—	—	11	—	11
Net income (loss)	$6,794	$—	$9,004	$3,205	$(12,209)	$6,794

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Three months ended April 2, 2005
Third party	$17,941	$—	$60,734	$41,269	$—	$119,944
Intercompany	2,201	—	2,148	2,340	(6,689)	—
Net sales	20,142	—	62,882	43,609	(6,689)	119,944
Cost of goods sold	13,213	—	40,527	28,551	(6,689)	75,602
Gross profit	6,929	—	22,355	15,058	—	44,342
Operating expenses:
Selling	963	—	5,411	5,004	—	11,378
Distribution	1,105	—	2,382	2,787	—	6,274
General and administrative	1,931	—	5,944	3,068	—	10,943
Amortization of intangibles	79	—	—	63	—	142
Total operating expenses	4,078	—	13,737	10,922	—	28,737
Income from operations	2,851	—	8,618	4,136	—	15,605
Other expense (income):
Interest expense	5,551	—	11	37	—	5,599
Interest income	(226)	—	—	(24)	—	(250)
Intercompany charges	(10,761)	—	(495)	1,697	9,559	—
Other, net	(5)	—	(3)	394	—	386
Income (loss) before income taxes and minority interest	8,292	—	9,105	2,032	(9,559)	9,870
Income tax expense	—	—	94	1,480	—	1,574
Minority interest	—	—	—	4	—	4
Net income (loss)	$8,292	$—	$9,011	$548	$(9,559)	$8,292

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Successor Company
Three months ended April 1, 2006
Operating activities
Net cash (used in) provided by operating activities	$(6,873)	$—	$3,776	$812	$—	$(2,285)
Investing activities
Purchase of businesses, net of cash acquired	(129)	—	(5,453)	(54)	—	(5,636)
Purchase of property, plant, and equipment	(602)	—	(1,174)	(515)	—	(2,291)
Proceeds from sale of property, plant, and equipment	—	—	—	113	—	113
Net cash used in investing activities	(731)	—	(6,627)	(456)	—	(7,814)
Financing activities
Proceeds from borrowings	—	—	1,000	—	—	1,000
Payments of debt	(389)	—	(33)	(72)	—	(494)
Intercompany	1,575	—	(60)	(1,515)	—	—
Contributed capital	150	—	—	—	—	150
Dividends to Safety Products Holdings, Inc	(173)	—	—	—	—	(173)
Net cash provided by (used in) financing activities	1,163	—	907	(1,587)	—	483
Effect of exchange rate changes on cash	—	—	401	(122)	—	279
Net decrease in cash and cash equivalents	(6,441)	—	(1,543)	(1,353)	—	(9,337)
Cash and cash equivalents at beginning of period	17,885	—	(265)	3,063	—	20,683
Cash and cash equivalents at end of period	$11,444	$—	$(1,808)	$1,710	$—	$11,346

	NSP	NCC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Predecessor Company
Three months ended April 2, 2005
Operating activities
Net cash (used in) provided by operating activities	$(5,525)	$—	$3,605	$(516)	$—	$(2,436)
Investing activities
Purchase of businesses, net of cash acquired	(126)	—	(275)	(30)	—	(431)
Purchase of property, plant, and equipment	(169)	—	(811)	(347)	—	(1,327)
Net cash used in investing activities	(295)	—	(1,086)	(377)	—	(1,758)
Financing activities
Payments of debt	(12,525)	—	(324)	(164)	—	(13,013)
Intercompany	3,213	—	(1,460)	(1,753)	—	—
Due from NSP Holdings L.L.C.	(178)	—	—	—	—	(178)
Net cash used in financing activities	(9,490)	—	(1,784)	(1,917)	—	(13,191)
Effect of exchange rate changes on cash	—	—	(975)	(449)	—	(1,424)
Net decrease in cash and cash equivalents	(15,310)	—	(240)	(3,259)	—	(18,809)
Cash and cash equivalents at beginning of period	32,859	—	(2,780)	5,652	—	35,731
Cash and cash equivalents at end of period	$17,549	$—	$(3,020)	$2,393	$—	$16,922

8.                 Comprehensive Income

Total comprehensive income for the three months ended April 2, 2005 and April 1, 2006 amounted to $5,772 and $8,498, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, KCL, Fibre-Metal, Morning Pride, Ranger, Servus, Pro-Warrington, American Firewear and Salisbury. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment.

We classify our diverse product offerings into three operating segments:

General Safety and Preparedness. We offer a diverse portfolio of leading products for a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, KCL, Fibre-Metal, Ranger and Servus brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general safety and preparedness products primarily through industrial distributors.

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service market, offering firefighters head-to-toe protection. Our products include bunker gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus, Pro-Warrington and American Firewear. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors.

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the utility market under the Salisbury and Servus brands. Our products, including linemen equipment, gloves, sleeves and footwear, are designed to protect workers from up to 36,000 volts of electricity. All of our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”) and the American Society for Testing of Materials (“ASTM”). We distribute our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.

Predecessor and Successor

In May 2005, Safety Products entered into a purchase and sale agreement with NSP Holdings and Norcross to purchase from NSP Holdings all of the outstanding equity interests of Norcross and NSP Capital for an aggregate purchase price of approximately $481.0 million, which included the assumption or repayment of indebtedness but excluded payment of fees and expenses. The acquisition closed on July 19, 2005 and was funded with proceeds to Safety Products from the issuance and sale of senior pay in kind notes as well as an equity investment from affiliates of Odyssey and General Electric Pension Trust (“GEPT”) and certain members of management of Norcross. Concurrently with the acquisition, Norcross entered into a new senior credit facility, consisting of a revolving credit facility that provides for up to $50.0 million of borrowings and a $88.0 million term loan. As a result of the acquisition, Safety Products became the sole unit holder of Norcross. Norcross, following the Norcross Transaction, is referred to as the “Successor.” Norcross, prior to the Norcross Transaction, is referred to as the “Predecessor.”

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

Acquisitions

In November 2005, we completed the acquisition of all of the issued and outstanding capital stock of Fibre-Metal. The purchase price of $68.7 million (including $0.7 million of acquisition costs) was financed through $65.0 million of additional term borrowings under the senior credit facility and cash on the balance sheet.

In February 2006, we completed the acquisition of all of the issued and outstanding capital stock of American Firewear. The purchase price consisted of $4.5 million in cash (including acquisition costs of $0.2 million and net of cash acquired of $0.2 million) and a $1.0 million subordinated seller note. In addition, the purchase price may be increased by $0.8 million over the next four years based on American Firewear achieving certain financial and operating objectives. We financed the acquisition through cash on the balance sheet and the issuance of the $1.0 million subordinated seller note.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended April 2, 2005 and April 1, 2006. The data for the three months ended April 2, 2005 and April 1, 2006 have been derived from our historical unaudited financial statements.

	Predecessor	Successor

	Three Months Ended
	April 2, 2005	April 1, 2006
	(dollars in thousands)
Net sales:
General safety and preparedness	$82,741	$99,183
Fire service	23,000	24,072
Electrical safety	14,203	18,621
Total net sales	119,944	141,876
Cost of goods sold	75,602	88,145
Gross profit	44,342	53,731
Operating expenses	28,737	37,444
Income (loss) from operations:
General safety and preparedness	8,812	11,276
Fire service	4,381	2,662
Electrical safety	3,685	4,877
Corporate	(1,273)	(2,528)
Total income from operations	15,605	16,287
Other expense (income):
Interest expense	5,599	6,462
Interest income	(250)	(163)
Other, net	386	(371)
Income before income taxes and minority interest	9,870	10,359
Income tax expense	1,574	3,554
Minority interest	4	11
Net income	$8,292	$6,794

	Predecessor	Successor

	Three Months Ended
	April 2, 2005	April 1, 2006
	(as a percentage of net sales)
Net sales:
General safety and preparedness	69.0%	69.9%
Fire service	19.2%	17.0%
Electrical safety	11.8%	13.1%
Total net sales	100.0%	100.0%
Cost of goods sold	63.0%	62.1%
Gross profit	37.0%	37.9%
Operating expenses	24.0%	26.4%
Income (loss) from operations:
General safety and preparedness	7.3%	7.9%
Fire service	3.7%	1.9%
Electrical safety	3.1%	3.4%
Corporate	(1.1)%	(1.7)%
Total income from operations	13.0%	11.5%
Other expense (income):
Interest expense	4.7%	4.6%
Interest income	(0.2)%	(0.1)%
Other, net	0.3%	(0.3)%
Income before income taxes and minority interest	8.2%	7.3%
Income tax expense	1.3%	2.5%
Minority interest	0.0%	0.0%
Net income	6.9%	4.8%

Three Months Ended April 1, 2006 as Compared to Three Months Ended April 2, 2005

Net sales. Net sales increased by $22.0 million, or 18.3%, from $119.9 million for the three months ended April 2, 2005 to $141.9 million for the three months ended April 1, 2006. In our general safety and preparedness segment, net sales increased by $16.5 million, or 19.9%, from $82.7 million for the three months ended April 2, 2005 to $99.2 million for the three months ended April 1, 2006. The increase reflects a combination of the following: incremental Fibre-Metal net sales of $10.5 million, overall organic growth in North America of $2.6 million, combined organic growth in our European and South African operations of $4.4 million, and unfavorable exchange rates, which had a negative impact of $1.0 million. In our fire service segment, net sales increased by $1.1 million, or 4.7%, from $23.0 million for the three months ended April 2, 2005 to $24.1 million for the three months ended April 1, 2006 due primarily to incremental American Firewear net sales of $1.2 million. In our electrical safety segment, net sales increased by $4.4 million, or 31.1%, from $14.2 million for the three months ended April 2, 2005 to $18.6 million for the three months ended April 1, 2006 primarily driven by strong market demand and new product penetration.

Gross profit. Gross profit increased by $9.4 million, or 21.2%, from $44.3 million for the three months ended April 2, 2005 to $53.7 million for the three months ended April 1, 2006, primarily due to the $22.0 million, or 18.3%, increase in net sales. Excluding the impact of inventory purchase accounting adjustments in our general safety and preparedness segment of $0.7 million, gross profit increased by $10.1 million, or 22.8%. After adjusting for the inventory purchase accounting adjustments, our gross profit margin of 38.4% for the three months ended April 1, 2006 was favorable to the 37.0% gross profit margin for the three months ended April 2, 2005. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting of $0.7 million), gross profit increased by $7.9 million, or 25.4%, from $31.0 million for the three months ended April 2, 2005 to $38.9 million for the three months ended April 1, 2006. This increase was primarily due to the overall net sales increase of $16.5 million, or 19.9% and improved margin realization in our North American (in part due to the favorable contribution of Fibre-Metal) and European operations.

In our fire service segment, gross profit increased by $0.1 million, or 2.0%, from $7.4 million for the three months ended April 2, 2005 to $7.5 million for the three months ended April 1, 2006 as the $1.1 million, or 4.7% increase in net sales was partially offset by lower margin realization (in part due to the inherent lower margin of American Firewear products and product line integration costs). In our electrical safety segment, gross profit increased by $2.1 million, or 35.2%, from $6.0 million for the three months ended April 2, 2005 to $8.1 million for the three months ended April 1, 2006, primarily due to the $4.4 million, or 31.1% increase in net sales and favorable product mix and plant performance.

Operating expenses. Operating expenses increased by $8.7 million, or 30.3%, from $28.7 million for the three months ended April 2, 2005 to $37.4 million for the three months ended April 1, 2006. In our general safety and preparedness segment, operating expenses increased by $4.7 million, or 21.1%, from $22.2 million for the three months ended April 2, 2005 to $26.9 million for the three months ended April 1, 2006, primarily due to higher amortization expense of $1.2 million associated with intangible assets recorded as part of purchase accounting, incremental Fibre-Metal operating expenses of $2.3 million and increased variable selling and distribution expenses associated with the $16.5 million, or 19.9% increase in net sales. In our fire service segment, operating expenses increased $1.9 million, or 62.2%, from $3.0 million for the three months ended April 2, 2005 to $4.9 million for the three months ended April 1, 2006, primarily due to higher amortization expense of $1.0 million associated with intangible assets recorded as part of purchase accounting, incremental American Firewear operating expenses of $0.1 million, and additional general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment, operating expenses increased by $0.9 million, or 40.0%, from $2.3 million for the three months ended April 2, 2005 to $3.2 million for the three months ended April 1, 2006, primarily due to higher amortization expense of $0.4 million associated with intangible assets recorded as part of purchase accounting and increased variable selling and distribution expenses related to the $4.4 million, or 31.1%, increase in net sales. Our corporate expenses increased $1.2 million, primarily due to non-cash management incentive compensation charges of $0.8 million related to our equity option plan and increased payroll costs during the three month period ended April 1, 2006.

Income from operations. Income from operations increased by $0.7 million, or 4.4%, from $15.6 million for the three months ended April 2, 2005 to $16.3 million for the three months ended April 1, 2006. Included in income from operations for the three months ended April 1, 2006 were: (1) inventory purchase accounting charges of $0.7 million, (2) incremental amortization expense of $2.6 million related to purchase accounting and (3) non-cash management incentive compensation charges of $0.8 million. Excluding these charges, income from operations increased by $4.8 million, or 30.8%. Excluding these same charges, as a percentage of net sales, income from operations increased from 13.0% for the three months ended April 2, 2005 to 14.4% for the three months ended April 1, 2006. In our general safety and preparedness segment (after adjusting for incremental charges related to purchase accounting of $1.9 million), income from operations increased by $4.4 million, or 50.1%, from $8.8 million for the three months ended April 2, 2005 to $13.2 million for the three months ended April 1, 2006, primarily due to higher net sales of $16.5 million, or 19.9% and favorable margin realization. In our fire service segment (after adjusting for incremental charges related to purchase accounting of $1.0 million), income from operations decreased by $0.7 million, or 16.3%, from $4.4 million for the three months ended April 2, 2005 to $3.7 million for the three months ended April 1, 2006, as higher net sales of $1.1 million, or 4.7%, were offset by lower margin realization and higher general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment (after adjusting for incremental charges related to purchase accounting of $0.4 million), income from operations increased by $1.6 million, or 42.4%, from $3.7 million for the three months ended April 2, 2005 to $5.3 million for the three months ended April 1, 2006, primarily due to higher net sales of $4.4 million, or 31.1% and favorable product mix and plant performance. Our corporate expenses increased $1.2 million, primarily due to management incentive compensation charges of $0.8 million related to our equity option plan and higher payroll costs during the three month period ended April 1, 2006.

Included in income from operations for the three months ended April 1, 2006 and April 2, 2005 were depreciation and amortization expenses of $5.9 million and $2.8 million, respectively. Of these amounts, $3.9 million, $1.1 million, and $0.9 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the three months ended April 1, 2006 and $2.3 million, $0.1 million, and $0.4 million were attributable to these segments for the three months ended April 2, 2005.

Interest expense. Interest expense increased by $0.9 million, or 15.4%, from $5.6 million for the three months ended April 2, 2005 to $6.5 million for the three months ended April 1, 2006 primarily due to higher outstanding debt balances related to the Fibre-Metal Transaction. Interest expense incurred by Norcross and the subsidiary guarantors totaled $6.5 million for the three months ended April 1, 2006 and $5.6 million for the three months ended April 2, 2005.

Other, net. Other, net decreased by $0.8 million from $0.4 million for the three months ended April 2, 2005 to $(0.4) million for the three months ended April 1, 2006, primarily due to unrealized foreign exchange rate gains.

Income tax expense. Income tax expense increased by $2.0 million, from $1.6 million for the three months ended April 2, 2005 to $3.6 million for the three months ended April 1, 2006, primarily as a result of higher foreign income tax expense.

Net income. Net income decreased by $1.5 million, or 18.1%, from $8.3 million for the three months ended April 2, 2005 to $6.8 million for the three months ended April 1, 2006. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the three months ended April 1, 2006 and April 2, 2005, net cash used in operating activities was $2.3 million and $2.4 million, respectively. The $0.1 million improvement was primarily attributable to higher income from operations of $4.8 million (after adjusting for expenses related to purchase accounting and management incentive compensation), which was partially offset by increased inventory and accounts receivable balances due to the $22.0 million, or 18.3%, increase in net sales.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $2.3 million for the three months ended April 1, 2006 and $1.3 million for the three months ended April 2, 2005. Investing activities for the three months ended April 1, 2006 include $5.5 million of purchase price related to the American Firewear Transaction and $0.2 million of royalty payments made to the sellers of Muck Boot and Arbin. During the three months ended April 1, 2006, we received cash proceeds of $0.1 million related to the sale of property, plant, and equipment. For the three months ended April 2, 2005, investing activities included $0.4 million in acquisition and royalty payments.

As of April 1, 2006, we had working capital of $137.2 million and cash of $11.3 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the three months ended April 1, 2006, net cash provided by financing activities was $0.5 million, consisting of proceeds from the issuance of the American Firewear subordinated seller note of $1.0 million, $0.5 million of payments on long-term obligations, $0.2 million of capital contributions, and $0.2 million of dividends to Safety Products Holdings, Inc. For the three months ended April 2, 2005, net cash used in financing activities was $13.2 million, representing $13.0 million of payments on long-term obligations, including an excess cash flow sweep payment under the terms of the then existing senior credit facility of $12.2 million and cash funded to NSP Holdings L.L.C. of $0.2 million.

As of April 1, 2006, borrowings under the senior credit facility bore interest at a weighted average rate of 6.8%. As of April 1, 2006, there was approximately $152.0 million of outstanding indebtedness under the senior credit facility and approximately $47.4 million of available borrowings under the revolving credit facility.

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

There have been no material changes to our exposure to market risk since December 31, 2005.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of April 1, 2006, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,424 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 1,436 lawsuits represent approximately 13,107 (excluding spousal claims) plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure; however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of April 1, 2006, Invensys has sent us requests for reimbursement totaling $301,092 relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $1,000 in the three months ended April 1, 2006.

Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the three months ended April 1, 2006:

	Plaintiffs	Cases
Beginning lawsuits	18,459	1,148
New lawsuits	544	437
Settlements	(2)	(2)
Dismissals and other	(5,894)	(147)
Ending lawsuits	13,107	1,436

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 1,424 cases pending as of April 1, 2006, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 1,424 complaints maintained in our records, 1,150 do not specify the amount of damages sought, 26 generally allege damages in excess of $50,000, three allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 95 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, 12 allege compensatory damages and punitive damages, each in excess of $50,000, 21 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, six allege punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 88 generally allege damages in excess of $15,000, five generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000, and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

During the year ended December 31, 2004, we recorded a $1.25 million charge to operating expenses to establish a reserve for respiratory claims. We increased this reserve to $5.0 million and recorded the increase as part of our purchase price allocation process associated with the Norcross Transaction. The increase represents a decision by new ownership to negotiate our participation in a joint defense group with the prior owners of North Safety Products. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and defense costs is the most reasonable approach. However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

NORCROSS SAFETY PRODUCTS L.L.C.

May 12, 2006	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

May 12, 2006	By:	/s/ DAVID F. MYERS, JR.
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