Form 10-Q
period 2006-09-30
NORCROSS SAFETY PRODUCTS LLC
filed 2006-11-14
CIK 1264010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
(630) 572-5715

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On November 14, 2006 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended September 30, 2006

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands) (Unaudited)

	Successor
	December 31,	September 30,
	2005 (1)	2006
Assets
Current assets:
Cash and cash equivalents	$20,683	$11,924
Accounts receivable, less allowance of $2,317 and $2,364 in 2005 and 2006, respectively	68,286	81,533
Inventories	93,462	113,668
Deferred income taxes	3,230	3,230
Prepaid expenses and other current assets	3,135	3,041
Total current assets	188,796	213,396
Property, plant and equipment, net	67,315	69,443
Deferred financing costs, net	7,513	6,721
Goodwill	136,487	151,000
Other intangible assets, net	276,842	288,218
Other noncurrent assets	5,109	5,311
Total assets	$682,062	$734,089

Liabilities and member’s equity
Current liabilities:
Accounts payable	$21,229	$25,617
Accrued expenses	34,683	39,179
Current maturities of long-term obligations	2,735	3,432
Total current liabilities	58,647	68,228
Pension, post-retirement and deferred compensation	32,340	30,900
Long-term obligations	309,664	325,548
Other noncurrent liabilities	5,376	7,150
Deferred income taxes	52,496	54,430
Minority interest	176	199
	400,052	418,227
Member’s equity:
Contributed capital	221,068	222,563
Retained earnings	308	17,033
Accumulated other comprehensive income	1,987	8,038
Total member’s equity	223,363	247,634
Total liabilities and member’s equity	$682,062	$734,089

(1)          December 31, 2005 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Predecessor	Successor		Predecessor	Successor
	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended September 30, 2006	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended September 30, 2006
Net sales	$33,624	$84,989	$141,878	$271,694	$84,989	$420,000
Cost of goods sold	22,586	58,271	91,084	171,645	58,271	262,563
Gross profit	11,038	26,718	50,794	100,049	26,718	157,437
Operating expenses:
Selling	3,156	7,664	12,824	25,512	7,664	38,938
Distribution	2,014	4,427	8,289	14,634	4,427	24,276
General and administrative, excludes amortization of intangibles and includes $13,554 of management incentive compensation for the period from January 1, 2005 through July 19, 2005 and the period from July 3, 2005 through July 19, 2005 and $265 and $1,345 of management incentive compensation for the three and nine months ended September 30, 2006, respectively	16,057	7,814	12,818	38,250	7,814	39,446
Amortization of intangibles	46	4,732	3,073	329	4,732	8,540
Total operating expenses	21,273	24,637	37,004	78,725	24,637	111,200
(Loss) income from operations	(10,235)	2,081	13,790	21,324	2,081	46,237
Other expense (income):
Interest expense	1,845	3,516	7,012	13,126	3,516	20,090
Interest income	(49)	(39)	(105)	(464)	(39)	(435)
Other, net	(77)	(110)	(19)	745	(110)	(559)
(Loss) income before income taxes and minority interest	(11,954)	(1,286)	6,902	7,917	(1,286)	27,141
Income tax (benefit) expense	(148)	68	2,668	3,519	68	9,635
Minority interest	2	(2)	8	13	(2)	23
Net (loss) income	$(11,808)	$(1,352)	$4,226	$4,385	$(1,352)	$17,483

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Predecessor	Successor
	January 1, 2005 Through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended September 30, 2006
Operating activities
Net income (loss)	$4,385	$(1,352)	$17,483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,177	2,417	10,008
Amortization of intangibles	329	4,732	8,540
Amortization of deferred financing costs	1,020	223	993
Amortization of original issue discount (premium)	58	(193)	(770)
Loss on sale of property, plant and equipment	—	—	54
Deferred income taxes	(86)	(651)	(205)
Minority interest	13	(2)	23
Management incentive compensation	—	—	1,345
Changes in operating assets and liabilities:
Accounts receivable	(2,607)	(10,145)	(10,433)
Inventories	(1,515)	3,024	(16,055)
Prepaid expenses and other current assets	467	414	436
Other noncurrent assets	(477)	115	(265)
Accounts payable	(492)	3,288	2,409
Accrued expenses	14,177	(2,127)	2,741
Pension, postretirement, and deferred compensation	(1,210)	135	(1,466)
Other noncurrent liabilities	(30)	(3)	(225)
Other	22	4	—
Net cash provided by (used in) operating activities	20,231	(121)	14,613

Investing activities
Purchase of businesses, net of cash acquired	(653)	(204,707)	(30,952)
Purchases of property, plant, and equipment	(4,250)	(1,471)	(7,681)
Proceeds from sale of property, plant and equipment	—	—	113
Net cash used in investing activities	(4,903)	(206,178)	(38,520)

Financing activities
Payment of deferred financing costs	—	(6,773)	(201)
Proceeds from borrowings	—	88,000	15,000
Payments of debt	(13,623)	(293)	(1,399)
Net borrowings under revolving credit facility	—	—	2,000
Due from NSP Holdings L.L.C.	(558)	—	—
Proceeds from capital contribution	—	121,114	150
Dividends to NSP Holdings L.L.C.	(9)	—	—
Dividends to Safety Products Holdings, Inc.	—	(335)	(758)
Net cash (used in) provided by financing activities	(14,190)	201,713	14,792
Effect of exchange rate changes on cash	(2,725)	1,547	356
Net decrease in cash and cash equivalents	(1,587)	(3,039)	(8,759)
Cash and cash equivalents at beginning of period	35,731	7,144	20,683
Cash and cash equivalents at end of period	$34,144	$4,105	$11,924

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

On November 1, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of The Fibre-Metal Products Company (“Fibre-Metal”). The purchase price was $68,723, including acquisition costs of $723. The Company financed the acquisition through additional term borrowings under the senior credit facility and cash on the balance sheet. The Company believes the acquisition of Fibre-Metal will broaden its eye, head and face product portfolio.  The results of operations of Fibre-Metal are included in the Company’s consolidated statement of operations from the date of acquisition.

On February 2, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over the next four years based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The Company believes the acquisition of American Firewear will stenghten its hand protection product line.  The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition.

On June 9, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The White Rubber Corporation (“White Rubber”). The purchase price was $22,182 (including acquisition costs of $636 and gross of outstanding checks of $773). The Company financed the acquisition through additional term borrowings under the senior credit facility and cash on the balance sheet.  The Company believes the acquisition of White Rubber will stenghten its hand protection product line.  The results of operations of White Rubber are included in the Company’s consolidated statement of operations from the date of acquisition.  The Company has not finalized the allocation of purchase price as of September 30, 2006.

On September 19, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The New England Overshoe Company, Inc. (“NEOS”).  The purchase price consisted of $3,639 in cash (including acquisition costs of $139 and net of cash acquired of $6) and a $750 subordinated seller note.  In addition, the purchase price may be increased over the next five years based on NEOS achieving certain net sales targets.  The Company financed the acquisition through cash on the balance sheet and the issuance of the $750 subordinated seller note.  The Company believes the acquisition of NEOS will broaden its footwear product portfolio.  The results of NEOS are included in the Company’s consolidated statement of operations from the date of acquisition.  The Company has not finalized the allocation of purchase price as of September 30, 2006.

The acquisition of Norcross is referred to as the “Norcross Transaction”, the acquisition of Fibre-Metal is referred to as the “Fibre-Metal Transaction”, the acquisition of American Firewear is referred to as the “American Firewear Transaction”, the acquisition of White Rubber is referred to as the “White Rubber Transaction” and the acquisition of NEOS is referred to as the “NEOS Transaction.”  Collectively, the Norcross Transaction, the Fibre-

Metal Transaction, the American Firewear Transaction, the White Rubber Transaction and the NEOS Transaction are referred to as the “Transactions.”

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

The consolidated financial statements of the Successor reflect the Transactions under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 141, Business Combinations.

The following table presents the pro forma net sales, income from operations, and net income of the Company assuming the Transactions had occurred on January 1, 2005:

	Predecessor	Successor
	Nine months ended October 1, 2005	Nine months ended September 30, 2006
Net sales	$402,767	$429,866
Income from operations	25,702	49,465
Net (loss) income	(1,073)	19,137

3.                 Reclassifications

Certain account balances have been reclassified from the prior year to conform with current year presentation. Specifically, discounts and rebate expenses were reclassified from selling expenses to net sales. The impact of this reclassification resulted in a reduction of selling expenses and net sales of  $1,380, $182 and $749 for the period from January 1, 2005 through July 19, 2005, the period from July 3, 2005 through July 19, 2005 and the period from July 20, 2005 through October 1, 2005, respectively.

4.      Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provision of FIN 48 will be effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning retained earnings.  The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of the beginning of its fiscal year ended December 31, 2008. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for the Company as of December 31, 2007. The requirement to measure plan assets and benefit obligations as of the end of the fiscal year is effective for the Company no later than December 31, 2008. Retrospective application of both the recognition and measurement date provisions of SFAS No. 158 is not permitted. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company in its year ended December 31, 2006, and allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is in the process of determining the effects, if any, that SAB 108 will have on its financial statements.

5.                 Management Incentive Compensation

Safety Products’ Option Plan (as amended, the “Plan”) was adopted and approved by the Board of Directors in December 2005, and provides for the issuance of up to 1,436,631 shares of common stock of Safety Products in connection with the granting of non-qualified or incentive stock options. The principal purposes of the Plan are: 1) to further the growth, development and financial success of Safety Products and its subsidiaries, by providing additional incentives to employees, consultants and independent directors (as defined) of Safety Products and its subsidiaries and 2) to enable Safety Products and its subsidiaries to obtain and retain the services of the type of professional, technical and managerial employees, consultants and independent directors considered essential to the long-range success of Safety Products.

Prior to December 31, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“ABP”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R), Share-Based Payments (“SFAS No. 123(R)”). As a result of adopting SFAS No. 123(R) on January 1, 2006, income before income taxes and net income for the nine months ended September 30, 2006, are $1,345 and $822 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The application of the fair value provisions of SFAS No. 123(R) would not have had an impact on the Company’s results for the nine months ended October 1, 2005.

In January 2006, Safety Products granted a total of 1,213,559 non-qualified options in connection with the Plan. Outstanding non-qualified stock options have an expiration date ten years from the date of grant and have an exercise price of $10 per share. All non-qualified stock options were granted with an exercise price equal to the fair market value on the date of grant. During the nine months ended September 30, 2006, no options were forfeited or exercised.

The non-qualified stock options are scheduled to vest over an approximate eight year period. In addition, a portion of the non-qualified stock options are subject to accelerated vesting provisions when certain performance targets are met. The first performance target was met, and therefore the first installment was vested as of September 30, 2006. If certain additional performance targets are met, the remaining four installments will vest on, or within 120 days following, December 31 of each calendar year 2006 through 2009. The non-qualified stock options are subject to further acceleration clauses based on change in control provisions. As of September 30, 2006, 340,156 shares of non-qualified stock options were vested. As of  September 30, 2006, there was approximately $3,454 of unrecognized management incentive compensation related to nonvested non-qualified stock options.  The Company expects to recognize this management incentive compensation over a weighted average period of 4.0 years.

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

As a result of the Norcross Transaction, the Predecessor recognized $13,554 in management incentive compensation expense during the July 3, 2005 through July 19, 2005 predecessor period.  The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Norcross Transaction.

6.                 Inventories

Inventories consist of the following:

	Successor
	December 31, 2005	September 30, 2006
At FIFO cost:
Raw materials	$23,755	$28,244
Work in process	12,745	13,988
Finished goods	57,126	71,600
	93,626	113,832
Adjustment to LIFO cost	(164)	(164)
	$93,462	$113,668

7.              Long-Term Obligations

The Company’s long-term obligations consist of the following:

	Successor
	December 31, 2005	September 30, 2006
Revolving credit facilities	$—	$2,000
Term loan	152,390	166,147
Senior subordinated notes	152,500	152,500
European term loans	248	167
Subordinated seller notes	—	1,750
Capital lease obligations	75	—
Unamortized premium on senior subordinated notes	7,186	6,416
	312,399	328,980
Less: Current maturities of long-term obligations	2,735	3,432
	$309,664	$325,548

Aggregate maturities of long-term obligations as of September 30, 2006, are as follows:

2007	$3,432
2008	3,530
2009	3,639
2010	5,174
2011	155,598
Thereafter	157,607
$328,980

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

The income tax expense (benefit) for the Successor differs from the amount of income tax expense (benefit) computed by applying the U.S. federal income tax rate to income (loss) before income taxes and minority interest primarily due to: 1) net operating loss carryforwards in the United States, 2) the impact of purchase accounting adjustments related to the Transactions and 3) the impact of foreign statutory rate changes on the Company’s deferred taxes.

9.      Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s penion benefits:

	Predecessor	Successor		Predecessor	Successor
	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended September 30, 2006	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended September 30, 2006

Service cost	$69	$384	$594	$903	$384	$1,576
Interest cost	150	756	998	1,960	756	2,886
Expected return on plan assets	(226)	(724)	(755)	(1,780)	(724)	(2,567)
Amortization of prior service cost	1	—	—	3	—	—
Amortization of actuarial loss	(41)	—	—	527	—	—
	$(47)	$416	$837	$1,613	$416	$1,895

The following table sets forth the components of net periodic benefit cost for the Company’s post-retirement benefits:

	Predecessor	Successor		Predecessor	Successor
	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended September 30, 2006	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended September 30, 2006

Service cost	$2	$5	$7	$14	$5	$19
Interest cost	3	15	18	43	15	54
Amortization of prior service cost	2	—	—	10	—	—
Amortization of actuarial loss	4	—	—	48	—	—
	$11	$20	$25	$115	$20	$73

10.          Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities. In addition, the Company plans to close certain Fibre-Metal distribution centers and integrate Fibre-Metal distribution into its existing distribution facilities. The Company initiated this plan in order to increase profitability by utilizing excess capacity at its existing plants and moving manufacturing to locations with favorable labor costs. As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs. Since the Fibre-Metal Transaction there have been $131 of payments recorded against the liability.

In conjunction with the White Rubber Transaction, the Company initiated a restructuring plan to move certain production and distribution functions located in Ohio and Washington to its Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities.  The Company initiated this plan in order to increase profitability by utilizing excess capacity and consolidating distribution functions.  As of the date of the White Rubber Transaction, the Company recorded an accrual for costs associated with the plan of $1,018, comprised of severance costs.   Since the White Rubber Transaction there have been $98 of payments recorded against the liability.

11.          Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of September 30, 2006, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 657 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional 12 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 669 lawsuits represent a total of approximately 8,769 plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Effective July 1, 2006, the Company entered into a joint defense agreement through December 31, 2008 with the former owners of the North Safety Products business (the “Joint Defense Agreement”).  Under the terms of the Joint Defense Agreement, the Company agreed to pay a weighted average percentage of defense costs associated with defending the Company and the prior owners of the North Safety Products business subject to a cap of $525, $960 and $1,000 for the period from July 1, 2006 through December 31, 2006, the year ended December 31, 2007 and the year ended December 31, 2008, respectively.  The cap excludes settlement costs and other costs incurred exclusively by the Company, including trial costs and special requests of counsel.  Separately, the Company agreed to pay Invensys $200 related to settled cases through June 30, 2006 in which Invensys claimed that the period of alleged exposure included periods after October 1998.

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the nine months ended September 30, 2006:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2006	18,459	1,148
New lawsuits	626	473
Settlements	(5)	(5)
Dismissals and other	(10,311)	(947)
Ending lawsuits as of September 30, 2006	8,769	669

 Plaintiffs have asserted specific dollar claims in approximately 28% of the approximately 657 cases pending as of September 30, 2006 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 657 complaints maintained in the Company’s records, 472 do not specify the amount of damages sought, 25 generally allege damages in excess of $50, one alleges compensatory damages in excess of $50 and an unspecified amount of punitive damages, 81 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, nine allege compensatory damages and punitive damages, each in excess of $50, 20 generally allege damages in excess of $15,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, two allege punitive damages in excess of $25, one alleges punitive damages in excess of $50, nine generally allege damages in excess of $15, 12 generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges punitive damages of $13,500 and compensatory damages of $10,000, one alleges punitive damages of $13,000 and compensatory damages of $10,000, eight allege compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15 and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

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

12.                               Segment Data

The following table presents information about the Company by segment:

	General Safety & Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total
Predecessor
July 3, 2005 through July 19, 2005
Net sales—third parties	$22,553	6,616	4,455	—	$—	$33,624
Net sales—intersegment	693	—	—	—	(693)	—
Income (loss) from operations	1,834	1,188	615	(13,872)	—	(10,235)

Successor
July 20, 2005 through October 1, 2005
Net sales—third parties	59,039	14,770	11,180	—	—	84,989
Net sales—intersegment	1,571	—	—	—	(1,571)	—
Income (loss) from operations	2,029	(400)	1,576	(1,124)	—	2,081

Successor
Three Months Ended September 30, 2006
Net sales—third parties	98,725	21,817	21,336	—	—	141,878
Net sales—intersegment	2,243	—	—	—	(2,243)	—
Income (loss) from operations	10,624	1,430	3,597	(1,861)	—	13,790

Predecessor
January 1, 2005 through July 19, 2005
Net sales—third parties	186,434	51,702	33,558	—	—	271,694
Net sales—intersegment	5,548	—	—	—	(5,548)	—
Income (loss) from operations	19,937	9,332	8,442	(16,387)	—	21,324

Successor
July 20, 2005 through October 1, 2005
Net sales—third parties	59,039	14,770	11,180	—	—	84,989
Net sales—intersegment	1,571	—	—	—	(1,571)	—
Income (loss) from operations	2,029	(400)	1,576	(1,124)	—	2,081

Successor
Nine Months Ended September 30, 2006
Net sales—third parties	293,120	68,073	58,807	—	—	420,000
Net sales—intersegment	7,146	—	—	—	(7,146)	—
Income (loss) from operations	33,383	6,118	12,745	(6,009)	—	46,237

13.                               Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the senior subordinated notes.  NSP Capital is a 100% owned finance subsidiary of Safety Products with no assets or operations.  NSP Capital is not a guarantor of the senior subordinated notes.  Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC) (a wholly-owned subsidiary of the Company and co-issuer of the senior subordinated notes), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Successor
September 30, 2006
Current assets:
Cash and cash equivalents	$7,763	$—	$(1,452)	$5,613	$—	$11,924
Accounts receivable, net	10,471	—	39,047	32,015	—	81,533
Inventories	14,902	—	53,721	45,045	—	113,668
Deferred income taxes	434	—	2,796	—	—	3,230
Prepaid expenses and other current assets	650	—	1,826	565	—	3,041
Total current assets	34,220	—	95,938	83,238	—	213,396
Property, plant and equipment, net	7,865	—	40,338	21,240	—	69,443
Deferred financing costs, net	6,721	—	—	—	—	6,721
Goodwill	20,857	—	84,464	45,679	—	151,000
Other intangible assets, net	28,857	—	222,167	37,194	—	288,218
Investment in subsidiaries	445,782	—	98,797	—	(544,579)	—
Other noncurrent assets	—	—	3,821	1,490	—	5,311
Total assets	$544,302	$—	$545,525	$188,841	$(544,579)	$734,089

Current liabilities:
Accounts payable	$3,867	$—	$11,651	$10,099	$—	$25,617
Accrued expenses	7,036	—	22,595	9,548	—	39,179
Current maturities of long-term obligations	3,065	—	334	33	—	3,432
Total current liabilities	13,968	—	34,580	19,680	—	68,228
Pension, post-retirement and deferred compensation	29	—	30,602	269	—	30,900
Long-term obligations	324,748	—	666	134	—	325,548
Intercompany balances	(44,997)	—	(2,426)	47,423	—	—
Other noncurrent liabilities	—	—	7,117	33	—	7,150
Deferred income taxes	2,920	—	34,738	16,772	—	54,430
Minority interest	—	—	—	199	—	199
	282,700		70,697	64,830	—	418,227
Member’s equity:
Contributed capital	222,563	—	399,359	92,118	(491,477)	222,563
Retained earnings	17,033	—	40,889	12,213	(53,102)	17,033
Accumulated other comprehensive income	8,038	—	—	—	—	8,038
Total member’s equity	247,634	—	440,248	104,331	(544,579)	247,634
Total liabilities and member’s equity	$544,302	$—	$545,525	$188,841	$(544,579)	$734,089

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Successor
December 31, 2005
Current assets:
Cash and cash equivalents	$17,885	$—	$(265)	$3,063	$—	$20,683
Accounts receivable, net	10,812	—	31,134	26,340	—	68,286
Inventories	10,228	—	41,720	41,514	—	93,462
Deferred income taxes	434	—	2,791	5	—	3,230
Prepaid expenses and other current assets	809	—	1,432	894	—	3,135
Total current assets	40,168	—	76,812	71,816	—	188,796
Property, plant and equipment, net	6,606	—	38,776	21,933	—	67,315
Deferred financing costs, net	7,513	—	—	—	—	7,513
Goodwill	19,266	—	74,099	43,122	—	136,487
Other intangible assets, net	25,007	—	215,630	36,205	—	276,842
Investment in subsidiaries	387,606	—	86,614	—	(474,220)	—
Other noncurrent assets	—	—	3,555	1,554	—	5,109
Total assets	$486,166	$—	$495,486	$174,630	$(474,220)	$682,062
Current liabilities:
Accounts payable	$3,492	$—	$9,266	$8,471	$—	$21,229
Accrued expenses	13,568	—	14,180	6,935	—	34,683
Current maturities of long-term obligations	2,598	—	68	69	—	2,735
Total current liabilities	19,658	—	23,514	15,475	—	58,647
Pension, post-retirement and deferred compensation	70	—	32,000	270	—	32,340
Long-term obligations	309,478	—	—	186	—	309,664
Intercompany balances	(67,712)	—	20,135	47,577	—	—
Other noncurrent liabilities	—	—	5,318	58	—	5,376
Deferred income taxes	1,309	—	33,579	17,608	—	52,496
Minority interest	—	—	—	176	—	176
	243,145	—	91,032	65,875	—	400,052
Member’s equity:
Contributed capital	221,068	—	373,312	92,117	(465,429)	221,068
Retaining earnings	308	—	7,628	1,163	(8,791)	308
Accumulated other comprehensive income	1,987	—	—	—	—	1,987
Total member’s equity	223,363	—	380,940	93,280	(474,220)	223,363
Total liabilities and member’s equity	$486,166	$—	$495,486	$174,630	$(474,220)	$682,062

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Successor
Nine months ended September 30, 2006
Third party	$50,223	$—	$218,725	$151,052	$—	$420,000
Intercompany	5,868	—	8,839	11,930	(26,637)	—
Net sales	56,091	—	227,564	162,982	(26,637)	420,000
Cost of goods sold	38,731	—	146,136	104,333	(26,637)	262,563
Gross profit	17,360	—	81,428	58,649	—	157,437
Operating expenses:
Selling	2,683	—	20,159	16,096	—	38,938
Distribution	3,136	—	10,983	10,157	—	24,276
General and administrative	8,397	—	20,315	10,734	—	39,446
Amortization of intangibles	806	—	6,348	1,386	—	8,540
Total operating expenses	15,022	—	57,805	38,373	—	111,200
Income from operations	2,338	—	23,623	20,276	—	46,237
Other expense (income):
Interest expense	20,007	—	56	27	—	20,090
Interest income	(359)	—	—	(76)	—	(435)
Intercompany charges	(30,228)	—	(13,672)	11,192	32,708	—
Other, net	6	—	(348)	(217)	—	(559)
Income before income taxes and minority interest	12,912	—	37,587	9,350	(32,708)	27,141
Income tax (benefit) expense	(4,571)	—	11,576	2,630	—	9,635
Minority interest	—	—	—	23	—	23
Net income	$17,483	$—	$26,011	$6,697	$(32,708)	$17,483

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Predecessor
January 1, 2005 through July 19, 2005
Third party	$36,196	$—	$137,515	$97,983	$—	$271,694
Intercompany	4,647	—	5,457	5,850	(15,954)	—
Net sales	40,843	—	142,972	103,833	(15,954)	271,694
Cost of goods sold	28,049	—	92,160	67,390	(15,954)	171,645
Gross profit	12,794	—	50,812	36,443	—	100,049
Operating expenses:
Selling	1,908	—	12,475	11,129	—	25,512
Distribution	2,422	—	5,790	6,422	—	14,634
General and administrative	17,997	—	13,314	6,939	—	38,250
Amortization of intangibles	187	—	—	142	—	329
Total operating expenses	22,514	—	31,579	24,632	—	78,725
(Loss) income from operations	(9,720)	—	19,233	11,811	—	21,324
Other expense (income):
Interest expense	13,028	—	15	83	—	13,126
Interest income	(422)	—	—	(42)	—	(464)
Intercompany charges	(26,715)	—	(4,070)	5,702	25,083	—
Other, net	(10)	—	(7)	762	—	745
Income before income taxes and minority interest	4,399	—	23,295	5,306	(25,083)	7,917
Income tax expense	14	—	606	2,899	—	3,519
Minority interest	—	—	—	13	—	13
Net income	$4,385	$—	$22,689	$2,394	$(25,083)	$4,385

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Successor
July 20, 2005 through October 1, 2005
Third party	$13,760	$—	$42,843	$28,386	$	$84,989
Intercompany	1,325	—	1,190	1,689	(4,204)	—
Net sales	15,085	—	44,033	30,075	(4,204)	84,989
Cost of goods sold	11,460	—	29,732	21,283	(4,204)	58,271
Gross profit	3,625	—	14,301	8,792	—	26,718
Operating expenses:
Selling	607	—	3,946	3,111	—	7,664
Distribution	742	—	1,778	1,907	—	4,427
General and administrative	1,584	—	4,066	2,164	—	7,814
Amortization of intangibles	1,077	—	3,449	206	—	4,732
Total operating expenses	4,010	—	13,239	7,388	—	24,637
(Loss) income from operations	(385)	—	1,062	1,404	—	2,081
Other expense (income):
Interest expense	3,497	—	9	10	—	3,516
Interest income	(25)	—	—	(14)	—	(39)
Intercompany charges	(2,499)	—	(564)	1,474	1,589	—
Other, net	(6)	—	(5)	(99)	—	(110)
(Loss) income before income taxes and minority interest	(1,352)	—	1,622	33	(1,589)	(1,286)
Income tax expense (benefit)	—	—	75	(7)	—	68
Minority interest	—	—	—	(2)	—	(2)
Net (loss) income	$(1,352)	$—	$1,547	$42	$(1,589)	$(1,352)

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Successor
Nine months ended September 30, 2006
Operating activities
Net cash (used in) provided by operating activities	$(15,277)	$—	$24,093	$5,797	$—	$14,613
Investing activities
Purchase of businesses, net of cash acquired	(4,116)	—	(26,635)	(201)	—	(30,952)
Purchase of property, plant and equipment	(2,346)	—	(3,764)	(1,571)	—	(7,681)
Proceeds from sale of property, plant and equipment	—	—	—	113	—	113
Net cash used in investing activities	(6,462)	—	(30,399)	(1,659)	—	(38,520)
Financing activities
Payments for deferred financing costs	(201)	—	—	—	—	(201)
Proceeds from borrowings	15,000	—	—	—	—	15,000
Payments of debt	(1,243)	—	(68)	(88)	—	(1,399)
Net borrowings under revolving credit facility	2,000	—	—			2,000
Intercompany	(3,331)	—	3,485	(154)	—	—
Capital contribution	150	—	—	—	—	150
Dividends to Safety Products Holdings, Inc.	(758)	—	—	—	—	(758)
Net cash provided by (used in) financing activities	11,617	—	3,417	(242)	—	14,792
Effect of exchange rate changes on cash	—	—	1,702	(1,346)	—	356
Net (decrease) increase in cash and cash equivalents	(10,122)	—	(1,187)	2,550	—	(8,759)
Cash and cash equivalents at beginning of period	17,885	—	(265)	3,063	—	20,683
Cash and cash equivalents at end of period	$7,763	$—	$(1,452)	$5,613	$—	$11,924

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Predecessor
January 1, 2005 through July 19, 2005
Operating activities
Net cash (used in) provided by operating activities	$(881)	$—	$19,282	$1,830	$—	$20,231
Investing activities
Purchase of businesses, net of cash acquired	(304)	—	(275)	(74)	—	(653)
Purchase of property, plant and equipment	(924)	—	(2,298)	(1,028)	—	(4,250)
Net cash used in investing activities	(1,228)	—	(2,573)	(1,102)	—	(4,903)
Financing activities
Payments of debt	(12,850)	—	(512)	(261)	—	(13,623)
Intercompany	15,974	—	(13,913)	(2,061)	—	—
Due from NSP Holdings L.L.C.	(558)	—	—	—	—	(558)
Dividends to NSP Holdings L.L.C.	(9)	—	—	—	—	(9)
Net cash provided by (used in) financing activities	2,557	—	(14,425)	(2,322)	—	(14,190)
Effect of exchange rate changes on cash	—	—	(1,940)	(785)	—	(2,725)
Net increase (decrease) in cash and cash equivalents	448	—	344	(2,379)	—	(1,587)
Cash and cash equivalents at beginning of period	32,859	—	(2,780)	5,652	—	35,731
Cash and cash equivalents at end of period	$33,307	$—	$(2,436)	$3,273	—	$34,144

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Successor
July 20, 2005 through October 1, 2005
Operating activities
Net cash (used in) provided by operating activities	$(7,846)	$—	$6,910	$815	$—	$(121)
Investing activities
Purchase of businesses, net of cash acquired	(38,257)	—	(116,338)	(50,112)	—	(204,707)
Purchase of property, plant and equipment	(103)	—	(718)	(650)	—	(1,471)
Net cash used in investing activities	(38,360)	—	(117,056)	(50,762)	—	(206,178)
Financing activities
Payments for deferred financing fees	(6,773)	—	—	—	—	(6,773)
Proceeds from borrowings	88,000	—	—	—	—	88,000
Payments of debt	(220)	—	(22)	(51)	—	(293)
Intercompany	(156,971)	—	108,803	48,168	—	—
Capital contribution	121,114	—	—	—	—	121,114
Dividends to Safety Products Holdings, Inc.	(335)	—	—	—	—	(335)
Net cash provided by financing activities	44,815	—	108,781	48,117	—	201,713
Effect of exchange rate changes on cash	—	—	1,435	112	—	1,547
Net (decrease) increase in cash and cash equivalents	(1,391)	—	70	(1,718)	—	(3,039)
Cash and cash equivalents at beginning of period	6,307	—	(2,436)	3,273	—	7,144
Cash and cash equivalents at end of period	$4,916	$—	$(2,366)	$1,555	—	$4,105

14.                               Comprehensive Income (Loss)

Total Predecessor comprehensive loss (which includes the impact of foreign currency translation) amounted to $(1,266) and $(10,395) for the period from January 1, 2005 through July 19, 2005, and the period from July 3, 2005 through July 19, 2005, respectively.  Total Successor comprehensive income amounted to $1,409, $3,337 and $23,534 for the period from July 20, 2005 through October 1, 2005 and the three and nine month periods ended September 30, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, KCL, Fibre-Metal, NEOS, Morning Pride, Ranger, Servus, Pro-Warrington, American Firewear, Salisbury and Safety Line. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment.

We classify our diverse product offerings into three operating segments:

General Safety and Preparedness. We offer a diverse portfolio of leading products for a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, KCL, Fibre-Metal, NEOS, Ranger and Servus brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general safety and preparedness products primarily through industrial distributors.

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

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the utility market under the Salisbury, Safety Line  and Servus brands. Our products, including linemen equipment, gloves, sleeves and footwear, are designed to protect workers from up to 36,000 volts of electricity. All of our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”) and the American Society for Testing of Materials (“ASTM”). We distribute our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.

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

In September 2006, we completed the acquisition of all of the issued and outstanding capital stock of NEOS.  The purchase price consisted of $3.6 million in cash (including acquisition costs of $0.1 million and net of cash acquired) and a $0.8 million subordinated seller note.  In addition, the purchase price may be increased over the next five years based on NEOS achieving certain net sales targets.  We financed the acquisition through cash on the balance sheet and the issuance of the $0.8 million subordinated seller note.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and nine months ended October 1, 2005 and September 30, 2006 and have been derived from the unaudited statements of operations. Although the Predecessor and Successor results are not comparable by definition in certain respects due to the Norcross Transaction and the resulting revaluations, the 2005 information is presented on a combined basis for comparative purposes.  For the three months ended October 1, 2005, the Predecessor (July 3, 2005 through July 19, 2005) and Successor (July 20, 2005 through October 1, 2005) results of operations are combined.  For the nine months ended October 1, 2005, the Predecessor (January 1, 2005 through July 19, 2005) and Successor (July 20, 2005 through October 1, 2005) results of operations are combined.

	Predecessor	Successor	Combined	Successor	Predecessor	Successor	Combined	Successor
	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended October 1, 2005	Three months ended September 30, 2006	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 1, 2005	Nine months ended September 30, 2006
Net sales:
General Safety & Preparedness	$22,553	$59,039	$81,592	$98,725	$186,434	$59,039	$245,473	$293,120
Fire Service	6,616	14,770	21,386	21,817	51,702	14,770	66,472	68,073
Electrical Safety	4,455	11,180	15,635	21,336	33,558	11,180	44,738	58,807
Total net sales	33,624	84,989	118,613	141,878	271,694	84,989	356,683	420,000
Cost of goods sold	22,586	58,271	80,857	91,084	171,645	58,271	229,916	262,563
Gross profit	11,038	26,718	37,756	50,794	100,049	26,718	126,767	157,437
Operating expenses	21,273	24,637	45,910	37,004	78,725	24,637	103,362	111,200
Income from operations:
General Safety & Preparedness	1,834	2,029	3,863	10,624	19,937	2,029	21,966	33,383
Fire Service	1,188	(400)	788	1,430	9,332	(400)	8,932	6,118
Electrical Safety	615	1,576	2,191	3,597	8,442	1,576	10,018	12,745
Corporate	(13,872)	(1,124)	(14,996)	(1,861)	(16,387)	(1,124)	(17,511)	(6,009)
Total (loss) income from operations	(10,235)	2,081	(8,154)	13,790	21,324	2,081	23,405	46,237
Other expense (income):
Interest expense	1,845	3,516	5,361	7,012	13,126	3,516	16,642	20,090
Interest income	(49)	(39)	(88)	(105)	(464)	(39)	(503)	(435)
Other, net	(77)	(110)	(187)	(19)	745	(110)	635	(559)
(Loss) income before income taxes and minority interest	(11,954)	(1,286)	(13,240)	6,902	7,917	(1,286)	6,631	27,141
Income tax (benefit) expense	(148)	68	(80)	2,668	3,519	68	3,587	9,635
Minority interest	2	(2)	—	8	13	(2)	11	23
Net (loss) income	$(11,808)	$(1,352)	$(13,160)	$4,226	$4,385	$(1,352)	$3,033	$17,483

	Predecessor	Successor	Combined	Successor	Predecessor	Successor	Combined	Successor
	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended October 1, 2005	Three months ended September 30, 2006	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 1, 2005	Nine months ended September 30, 2006
Net sales:
General Safety & Preparedness	67.1%	69.4%	68.8%	69.6%	68.6%	69.4%	68.9%	69.8%
Fire Service	19.7%	17.4%	18.0%	15.4%	19.0%	17.4%	18.6%	16.2%
Electrical Safety	13.2%	13.2%	13.2%	15.0%	12.4%	13.2%	12.5%	14.0%
Total net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	68.6%	68.2%	64.2%	63.2%	68.6%	64.5%	62.5%
Gross profit	32.8%	31.4%	31.8%	35.8%	36.8%	31.4%	35.5%	37.5%
Operating expenses	63.3%	29.0%	38.7%	26.1%	29.0%	29.0%	29.0%	26.5%
Income from operations:
General Safety & Preparedness	5.5%	2.4%	3.3%	7.5%	7.3%	2.4%	6.1%	7.9%
Fire Service	3.5%	(0.5)%	0.7%	1.0%	3.4%	(0.5)%	2.5%	1.5%
Electrical Safety	1.8%	1.8%	1.8%	2.5%	3.1%	1.8%	2.8%	3.0%
Corporate	(41.3)%	(1.3)%	(12.7)%	(1.3)%	(6.0)%	(1.3)%	(4.9)%	(1.4)%
Total (loss) income from operations	(30.5)%	2.4%	(6.9)%	9.7%	7.8%	2.4%	6.5%	11.0%
Other expense (income):
Interest expense	5.5%	4.1%	4.5%	4.9%	4.8%	4.1%	4.7%	4.8%
Interest income	(0.1)%	(0.0)%	(0.1)%	(0.1)%	(0.2)%	(0.0)%	(0.1)%	(0.1)%
Other, net	(0.3)%	(0.1)%	(0.1)%	0.0%	0.3%	(0.1)%	0.1%	(0.2)%
(Loss) income before income taxes and minority interest	(35.6)%	(1.6)%	(11.2)%	4.9%	2.9%	(1.6)%	1.8%	6.5%
Income tax (benefit) expense	(0.5)%	0.0%	(0.1)%	1.9%	1.3%	0.0%	0.9%	2.3%
Minority interest	0.0%	(0.0)%	0.0%	0.0%	0.0%	(0.0)%	0.0%	0.0%
Net (loss) income	(35.1)%	(1.6%)%	(11.1)%	3.0%	1.6%	(1.6)%	0.9%	4.2%

Three Months Ended September 30, 2006 as Compared to Combined Three Months Ended October 1, 2005

Net sales. Net sales increased by $23.3 million, or 19.6%, from $118.6 million for the three months ended October 1, 2005 to $141.9 million for the three months ended September 30, 2006. In our general safety and preparedness segment, net sales increased by $17.1 million, or 21.0%, from $81.6 million for the three months ended October 1, 2005 to $98.7 million for the three months ended September 30, 2006. The increase reflects a combination of the following: incremental Fibre-Metal net sales of $10.4 million, combined organic growth in our European and South African operations of $3.2 million, favorable exchange rates, which had an impact of $1.9 million, overall organic growth in our North American non-government business of $2.2 million and a decrease in government contract shipments of $0.6 million. In our fire service segment, net sales increased by $0.5 million, or 2.0%, from $21.3 million for the three months ended October 1, 2005 to $21.8 million for the three months ended September 30, 2006 as incremental American Firewear net sales of $1.8 million were offset by postponed customer orders due in part to the combined impact of government grant holdups and the delayed of the new NFPA standard.  In our electrical safety segment, net sales increased by $5.7 million, or 36.5%, from $15.6 million for the three months ended October 1, 2005 to $21.3 million for the three months ended September 30, 2006 primarily driven by strong market demand, new product penetration and incremental White Rubber net sales of $4.3 million.

Gross profit. Gross profit increased by $13.0 million, or 34.5%, from $37.8 million for the three months ended October 1, 2005 to $50.8 million for the three months ended September 30, 2006, primarily due to the $23.3 million, or 19.6%, increase in net sales.  Excluding the impact of inventory purchase accounting adjustments of $3.3 million for the three months ended October 1, 2005 and $0.3 million for the three months ended September 30, 2006, gross profit increased $10.0 million, or 24.6%.  After adjusting for the inventory purchase accounting adjustments, our gross profit margin of 36.0% for the three months ended September 30, 2006 was favorable to the 34.6% gross profit margin for the three months ended October 1, 2005. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting of $2.0 million for the three months ended October 1, 2005), gross profit increased by $8.7 million, or 30.7%, from $28.5 million for the three months ended October 1, 2005 to $37.2 million for the three months ended September 30, 2006. This increase was primarily due to the overall net sales increase of $17.1 million, or 21.0%, and improved margin realization in our European and North American operations (in part due to the favorable contribution of Fibre-Metal).  In our fire service segment (after adjusting for charges related to purchase accounting of $1.3 million for the three months ended October 1, 2005), gross profit decreased by $1.1 million, or 16.6%, from $6.8 million for the three months ended October 1, 2005 to $5.7 million for the three months ended September 30, 2006 as the increase in net sales of $0.5 million, or 2.0%, was offset by lower margin realization (in part due to the inherent lower margin of American Firewear products and product line integration costs). In our electrical safety segment (after adjusting for charges related to purchase accounting of $0.3 million for the three month period ended September 30, 2006), gross profit increased by $2.4 million, or 43.2%, from $5.8 million for the three months ended October 1, 2005 to $8.2 million for the three months ended September 30, 2006, primarily due to the $5.7 million, or 36.5%, increase in net sales.

Operating expenses.  Operating expenses decreased by $8.9 million, or 19.4%, from $45.9 million for the three months ended October 1, 2005 to $37.0 million for the three months ended September 30, 2006. In our general safety and preparedness segment, operating expenses increased $4.0 million, or 17.4%, from $22.6 million for the three months ended October 1, 2005 to $26.6 million for the three months ended September 30, 2006 as incremental Fibre-Metal operating expenses of $2.0 million and increased variable selling and distribution expenses associated with the $17.1 million, or 21.0%, increase in net sales were partially offset by lower amortization expense of $0.8 million associated with intangible assets recorded as part of purchase accounting.  In our fire service segment, operating expenses decreased $0.5 million, or 9.9%, from $4.7 million for the three months ended October 1, 2005 to $4.2 million for the three months ended September 30, 2006, primarily due to lower amortization expense of $0.5 million associated with intangible assets recorded as part of purchase accounting. In our electrical safety segment, operating expenses increased by $0.7 million, or 21.4%, from $3.6 million for the three months ended October 1, 2005 to $4.3 million for the three months ended September 30, 2006 as incremental White Rubber operating expenses of $0.9 million and increased variable selling and distribution expenses related to the $5.7 million, or 36.5%, increase in net sales were partially offset by lower amortization expense of $0.4 million associated with intangible assets recorded as part of purchase accounting. Corporate expenses for the three months ended October 1, 2005 consisted of $1.4 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Norcross Transaction.  Corporate expenses for the three months ended September 30, 2006 consisted of $1.6 million of general and administrative expenses and $0.3 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $0.2 million was primarily due to higher payroll and administrative expenses.

 Income from operations. Income from operations increased by $22.0 million, from $(8.2) million for the three months ended October 1, 2005 to $13.8 million for the three months ended September 30, 2006. Key variances for the three months ended September 30, 2006 relative to the three months ended October 1, 2005 include: (1) lower inventory purchase accounting charges of $3.0 million, (2) lower amortization expense of $1.7 million related to purchase accounting and (3) lower management incentive compensation charges of $13.3 million. Excluding these charges from both periods, income from operations increased by $4.0 million, or 29.9%. Excluding these same charges, as a percentage of net sales, income from operations increased from 11.3% for the three months ended October 1, 2005 to 12.3% for the three months ended September 30, 2006. In our general safety and preparedness segment (after adjusting for lower charges related to purchase accounting of $2.8 million), income from operations increased by $4.0 million, or 50.2%, from $8.0 million for the three months ended October 1, 2005 to $12.0 million for the three months ended September 30, 2006, primarily due to higher net sales of $17.1million, or 21.0%, and favorable margin realization. In our fire service segment (after adjusting for lower charges related to purchase accounting of $1.8 million), income from operations decreased by $1.2 million, or 31.6%, from $3.7 million for the three months ended October 1, 2005 to $2.5 million for the three months ended September 30, 2006, primarily as a result of lower margin realization. In our electrical safety segment (after adjusting for lower charges related to purchase accounting of $0.1 million), income from operations increased by $1.4 million, or 40.4%, from $3.2 million for the three months ended October 1, 2005 to $4.6 million for the three months ended September 30, 2006, primarily due to higher net sales of $5.7 million, or 36.5%. Corporate expenses for the three months ended October 1, 2005 consisted of $1.4 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Norcross Transaction.  Corporate expenses for the three months ended September 30, 2006 consisted of $1.6 million of general and administrative expenses and $0.3 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $0.2 million was primarily due to higher payroll and administrative expenses.

Included in income from operations for the three months ended September 30, 2006 and October 1, 2005 were depreciation and amortization expenses of $6.6 million and $8.1 million, respectively. Of these amounts, $4.0 million, $1.2 million, and $1.4 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the three months ended September 30, 2006 and $4.7 million, $1.7 million, and $1.7 million were attributable to these segments for the three months ended October 1, 2005.

Interest expense. Interest expense increased by $1.6 million, or 30.8%, from $5.4 million for the three months ended October 1, 2005 to $7.0 million for the three months ended September 30, 2006, primarily due to higher outstanding debt balances related to the Fibre-Metal and White Rubber Transactions. Interest expense incurred by Norcross and the subsidiary guarantors totaled $7.0 million for the three months ended September 30, 2006 and $5.3 million for the three months ended October 1, 2005.

 Other, net. Other, net increased by $0.2 million from $(0.2) million for the three months ended October 1, 2005 to $0.0 million for the three months ended September 30, 2006.

Income tax expense. Income tax expense increased by $2.8 million, from $(0.1) million for the three months ended October 1, 2005 to $2.7 million for the three months ended September 30, 2006, primarily as a result of higher domestic income tax expense.

Net income. Net income increased by $17.4 million, from $(13.2) million for the three months ended October 1, 2005 to $4.2 million for the three months ended September 30, 2006. This was the result of the reasons discussed above.

Nine Months Ended September 30, 2006 as Compared to Combined Nine Months Ended October 1, 2005

Net sales. Net sales increased by $63.3 million, or 17.8%, from $356.7 million for the nine months ended October 1, 2005 to $420.0 million for the nine months ended September 30, 2006. In our general safety and preparedness segment, net sales increased by $47.6 million, or 19.4%, from $245.5 million for the nine months ended October 1, 2005 to $293.1 million for the nine months ended September 30, 2006. The increase reflects a combination of the following: incremental Fibre-Metal net sales of $31.5 million, combined organic growth in our European and South African operations of $10.2 million, favorable exchange rates, which had an impact of $2.9 million, overall organic growth in our North American non-government business of $6.6 million, and a decrease in government contract shipments of $3.6 million.  In our fire service segment, net sales increased by $1.6 million, or 2.4%, from $66.5 million for the nine months ended October 1, 2005 to $68.1 million for the nine months ended September 30, 2006 as incremental American Firewear net sales of $4.8 million were partially offset by postponed customer orders due in part to the combined impact of government grant holdups and the delayed issuance of the new NFPA standard.  In our electrical safety segment, net sales increased by $14.1 million, or 31.4%, from $44.7 million for the nine months ended October 1, 2005 to $58.8 million for the nine months ended September 30, 2006 primarily driven by strong market demand, new product penetration, and incremental White Rubber net sales of $5.9 million.

Gross profit. Gross profit increased by $30.6 million, or 24.2%, from $126.8 million for the nine months ended October 1, 2005 to $157.4 million for the nine months ended September 30, 2006, primarily due to the $63.3 million, or 17.8%, increase in net sales. Excluding the impact of inventory purchase accounting adjustments of $3.3 million for the nine months ended October 1, 2005 and $1.1 million for the nine months ended September 30, 2006, gross profit increased by $28.4 million, or 21.9%. After adjusting for the inventory purchase accounting adjustments, our gross profit margin of 37.7% for the nine months ended September 30, 2006 was favorable to the 36.5% gross profit margin for the nine months ended October 1, 2005. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting of $2.0 million for the nine months ended October 1, 2005 and $0.8 million for the nine months ended September 30, 2006), gross profit increased by $23.6 million, or 26.2%, from $90.9 million for nine months ended October 1, 2005 to $114.5 million for the nine months ended September 30, 2006. This increase was primarily due to the overall net sales increase of $47.6 million, or 19.4%, and improved margin realization in our North American operations (in part due to the favorable contribution of Fibre-Metal).  In our fire service segment (after adjusting for charges related to purchase accounting of $1.3 million for the nine months ended October 1, 2005), gross profit decreased $1.1 million, or 5.4%, from $21.0 million for the nine months ended October 1, 2005 to $19.9 million for the nine months ended September 30, 2006 as the increase in net sales of $1.6 million, or 2.4%, was offset by lower margin realization (in part due to the inherent lower margin of American Firewear products and product line integration costs). In our electrical safety segment (after adjusting for charges related to purchase accounting of $0.3 million for the nine months ended September 30, 2006), gross profit increased by $5.9 million, or 32.1%, from $18.2 million for the nine months ended October 1, 2005 to $24.1 million for the nine months ended September 30, 2006, primarily due to the $14.1 million, or 31.4%, increase in net sales.

Operating expenses. Operating expenses increased by $7.8 million, or 7.6%, from $103.4 million for the nine months ended October 1, 2005 to $111.2 million for the nine months ended September 30, 2006. In our general safety and preparedness segment, operating expenses increased by $13.5 million, or 20.3%, from $66.9 million for the nine months ended October 1, 2005 to $80.4 million for the nine months ended September 30, 2006, primarily due to higher amortization expense of $1.7 million associated with the intangible assets recorded as part of purchase accounting, incremental Fibre-Metal operating expenses of $6.4 million, and increased variable distribution and selling expenses associated with the $47.6 million, or 19.4%, increase in net sales. In our fire service segment, operating expenses increased $3.0 million, or 27.6%, from $10.8 million for the nine months ended October 1, 2005 to $13.8 million for the nine months ended September 30, 2006, primarily due to higher amortization expense of $1.5 million associated with intangible assets recorded as part of purchase accounting, incremental American Firewear operating expenses of $0.5 million, and additional general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment, operating expenses increased by $2.8 million, or 34.3%, from $8.2 million for the nine months ended October 1, 2005 to $11.0 million for the nine months ended September 30, 2006, primarily due to higher amortization expense of $0.3 million associated with intangible assets recorded as part of purchase accounting, incremental White Rubber operating expenses of $1.2 million, and increased variable selling and distribution expenses related to the $14.1 million, or 31.4%, increase in net sales. Corporate expenses for the nine months ended October 1, 2005 consisted of $3.9 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Norcross Transaction.  Corporate expenses for the nine months ended September 30, 2006 consisted of $4.7 million of general and administrative expenses and $1.3 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $0.8 million was primarily due to higher payroll and administrative expenses.

Income from operations. Income from operations increased by $22.8 million, or 97.6%, from $23.4 million for the nine months ended October 1, 2005 to $46.2 million for the nine months ended September 30, 2006.  Key variances for the nine months ended September 30, 2006 relative to the nine months ended October 1, 2005 include: (1) lower inventory purchase accounting charges of $2.2 million, (2) incremental amortization expense of $3.5 million related to purchase accounting and (3) lower management incentive compensation charges of $12.3 million.

Excluding these charges from both periods, income from operations increased by $11.8 million, or 26.3%. Excluding these same charges, as a percentage of net sales, income from operations increased from 12.7% for the nine months ended October 1, 2005 to 13.6% for the nine months ended September 30, 2006. In our general safety and preparedness segment (after adjusting for incremental charges related to purchase accounting of $0.5 million), income from operations increased by $11.8 million, or 44.9%, from $26.4 million for the nine months ended October 1, 2005 to $38.2 million for the nine months ended September 30, 2006, primarily due to higher net sales of $47.6 million, or 19.4%, and favorable margin realization. In our fire service segment (after adjusting for incremental charges related to purchase accounting of $0.2 million), income from operations decreased by $2.6 million, or 22.0%, from $11.8 million for the nine months ended October 1, 2005 to $9.2 million for the nine months ended September 30, 2006, as higher net sales of $1.6 million, or 2.4%, were offset by lower margin realization and higher general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment (after adjusting for incremental charges related to purchase accounting of $0.6 million), income from operations increased by $3.4 million, or 30.5%, from $11.0 million for the nine months ended October 1, 2005 to $14.4 million for the nine months ended September 30, 2006, primarily due to higher net sales of $14.1 million, or 31.4%. Corporate expenses for the nine months ended October 1, 2005 consisted of $3.9 million of general and administrative expenses and $13.6 million of management incentive compensation expense related to the Norcross Transaction.  Corporate expenses for the nine months ended September 30, 2006 consisted of $4.7 million of general and administrative expenses and $1.3 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $0.8 million was primarily due to higher payroll and administrative expenses.

Included in income from operations for the nine months ended September 30, 2006 and October 1, 2005 were depreciation and amortization expenses of $18.5 million and $13.7 million, respectively. Of these amounts, $12.0 million, $3.4 million, and $3.1 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the nine months ended September 30, 2006 and $9.3 million, $1.9 million, and $2.5 million were attributable to these segments for the nine months ended October 1, 2005.

Interest expense. Interest expense increased by $3.5 million, or 20.7%, from $16.6 million for the nine months ended October 1, 2005 to $20.1 million for the nine months ended September 30, 2006 due to higher outstanding debt balances related to the Fibre-Metal and White Rubber Transactions. Interest expense incurred by Norcross and the subsidiary guarantors totaled $20.1 million for the nine months ended September 30, 2006 and $16.5 million for the nine months ended October 1, 2005.

Other, net. Other, net decreased by $1.2 million from $0.6 million for the nine months ended October 1, 2005 to $(0.6) million for the nine months ended September 30, 2006, primarily due to unrealized foreign exchange rate gains.

Income tax expense. Income tax expense increased by $6.0 million, from $3.6 million for the nine months ended October 1, 2005 to $9.6 million for the nine months ended September 30, 2006, primarily as a result of higher domestic income tax expense.

Net income. Net income increased by $14.5 million from $3.0 million for the nine months ended October 1, 2005 to $17.5 million for the nine months ended September 30, 2006. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the nine months ended September 30, 2006 and October 1, 2005, net cash provided by operating activities was $14.6 million and $20.1 million, respectively. The $5.5 million decrease was primarily attributable to higher income from operations of $11.8 million (after adjusting for expenses related to purchase accounting and management incentive compensation), which was offset by increased inventory and accounts receivable balances due in part to the $63.3 million, or 17.8%, increase in net sales.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $7.7 million for the nine months ended September 30, 2006 and $5.7 million for the nine months ended October 1, 2005. Investing activities for the nine months ended September 30, 2006 included $22.2 million for the acquisition of White Rubber, $4.5 million for the acquisition of American Firewear, $3.6 million for the acquisition of NEOS and $0.7 million of royalty payments made to the sellers of Muck Boot and Arbin. During the nine months ended September 30, 2006, we received cash proceeds of $0.1 million related to the sale of property, plant, and equipment. For the predecessor period from January 1, 2005 through July 19, 2005, investing activities included $0.7 million of royalty payments.  The successor period investing activities from July 20, 2005 through October 1, 2005 included $204.5 million of cash purchase price related to the Norcross Transaction recorded as part of push down purchase accounting and $0.2 of royalty payments.

As of September 30, 2006, we had working capital of $145.2 million and cash of $11.9 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the nine months ended September 30, 2006, net cash provided by financing activities was $14.8 million, consisting of the following: proceeds from additional term borrowings of $15.0 million under the senior credit facility related to the White Rubber Transaction, proceeds from borrowings under the revolving credit facility of $2.0 million, $1.4 million of payments on long-term obligations, $0.8 million of dividends to Safety Products, $0.2 million of capital contributions, and $0.2 million of payments for deferred financing costs. For the predecessor period from January 1, 2005 through July 19, 2005, net cash used in financing activities was $14.2 million, including an excess cash flow sweep payment under the terms of our former senior credit facility of $12.2 million and $0.6 million of cash funded to NSP Holdings. For the successor period from July 20, 2005 through October 1, 2005, net cash provided by financing activities was $201.7 million, including $88.0 million of borrowings under our new senior credit facility used to fund the Norcross Transaction and $121.1 million of capital contributions from Safety Products recorded as part of push down purchase accounting related to the Norcross Transaction.  Additionally, we paid and $6.8 million in deferred financing costs consisting of expenses associated with the new senior credit facility and the $152.5 million senior subordinated notes.

As of September 30, 2006, borrowings under the new senior credit facility bore interest at a weighted average rate of 7.6%. As of September 30, 2006, there was approximately $168.1 million of outstanding indebtedness under the senior credit facility and approximately $44.8 million of available borrowings under the revolving credit facility.

We believe that our internal cash flows and borrowings under our new senior credit facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the foreseeable future, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior subordinated notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2006, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 657 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 669 lawsuits represent approximately 8,769 (excluding spousal claims) plaintiffs. Approximately 91% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Effective July 1, 2006, we entered into a joint defense agreement through December 31, 2008 with the former owners of the North Safety Products business (the “Joint Defense Agreement”).  Under the terms of the Joint Defense Agreement, we agreed to pay a weighted average percentage of defense costs associated with defending ourselves and the prior owners of the North Safety Products business subject to a cap of $525,000, $960,000 and $1.0 million for the period from July 1, 2006 through December 31, 2006, the year ended December 31, 2007 and the year ended December 31, 2008, respectively.  The cap excludes settlement costs and other costs incurred exclusively by us, including trial costs and special requests of counsel.  Separately, we agreed to pay Invensys $200,000 related to settled cases through June 30, 2006 in which Invensys claims that the period of alleged exposure included periods after October 1998.

Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the nine months ended September 30, 2006:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2006	18,459	1,148
New lawsuits	626	473
Settlements	(5)	(5)
Dismissals and other	(10,311)	(947)
Ending lawsuits as of September 30, 2006	8,769	669

Plaintiffs have asserted specific dollar claims in approximately 28% of the approximately 657 cases pending as of September 30, 2006, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 657 complaints maintained in our records, 472 do not specify the amount of damages sought, 25 generally allege damages in excess of $50,000, one alleges compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 81 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, nine allege compensatory damages and punitive damages, each in excess of $50,000, 20 generally allege damages of $15.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, two allege punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, nine generally allege damages in excess of $15,000, 12 generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one alleges punitive damages of $13.5 million and compensatory damages of $10.0 million, one alleges punitive damages of $13.0 million and compensatory damages of $10.0 million, eight allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000, and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

We have in the past and may in the future restructure some of our operations, including our recently acquired subsidiaries. In such circumstances, we may take actions that would result in a charge related to discontinued operations, thereby reducing our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. For example, in conjunction with the Fibre-Metal Transaction, we recorded an accrual of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs. On January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. We carry a very significant amount of goodwill and intangible assets and SFAS No. 142 requires us to perform an annual assessment for possible impairment. As of September 30, 2006, we had goodwill and other intangible assets of approximately $439.2 million.

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

If we are unable to integrate or successfully manage any business that we may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and revenue growth, which may result in reduced profitability or operating losses. In addition, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in the senior credit facility, the indenture governing Safety Products’ senior pay in kind notes and the indenture governing the senior subordinated notes may further limit our ability to complete acquisitions. The realization of all or any of the risks described above could materially and adversely affect our reputation and our results of operations.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Letter Agreement by and between William Hayes and Norcross Safety Products L.L.C., dated September 8, 2006

10.2	Amendment No. 1 to the 2005 Option Plan of Safety Products Holdings, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Norcross Safety Products L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCROSS SAFETY PRODUCTS L.L.C.

November 14, 2006	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

November 14, 2006	By:	/s/ DAVID F. MYERS, JR.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Manager
(Principal Financial and Accounting Officer)

NORCROSS SAFETY PRODUCTS L.L.C.

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

10.1	Employment Letter Agreement by and between William Hayes and Norcross Safety Products L.L.C., dated September 8, 2006

10.2	Amendment No. 1 to the 2005 Option Plan of Safety Products Holdings, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002