Form 10-Q
period 2007-03-31
NORCROSS SAFETY PRODUCTS LLC
filed 2007-05-14
CIK 1264010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On May 11, 2007 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended March 31, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	December 31, 2006 (1)	March 31, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,096	$16,223
Accounts receivable, less allowance of $2,323 and $2,296 in 2006 and 2007, respectively	73,306	88,994
Inventories	108,270	108,044
Deferred income taxes	2,143	2,143
Prepaid expenses and other current assets	3,555	4,452
Total current assets	213,370	219,856
Property, plant and equipment, net	69,627	69,503
Deferred financing costs, net	6,387	6,051
Goodwill	158,011	158,612
Other intangible assets, net	281,438	278,820
Other noncurrent assets	5,119	9,775
Total assets	$733,952	$742,617

Liabilities and member’s equity
Current liabilities:
Accounts payable	$21,891	$25,691
Accrued expenses	41,882	34,310
Current maturities of long-term obligations	5,830	5,770
Total current liabilities	69,603	65,771
Pension, post-retirement and deferred compensation	17,082	16,339
Long-term obligations	320,666	319,737
Other noncurrent liabilities	7,008	12,505
Deferred income taxes	64,602	65,149
Minority interest	199	204
	409,557	413,934
Member’s equity:
Contributed capital	222,828	223,168
Retained earnings	21,169	27,795
Accumulated other comprehensive income	10,795	11,949
Total member’s equity	254,792	262,912
Total liabilities and member’s equity	$733,952	$742,617

(1)          December 31, 2006 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended
	April 1, 2006	March 31, 2007
Net sales	$141,876	$153,200
Cost of goods sold	88,145	94,545
Gross profit	53,731	58,655
Operating expenses:
Selling	12,875	13,922
Distribution	7,926	9,295
General and administrative (1)	13,917	13,916
Amortization of intangibles	2,726	2,965
Total operating expenses	37,444	40,098
Income from operations	16,287	18,557
Other expense (income):
Interest expense	6,462	7,042
Interest income	(163)	(225)
Other, net	(371)	(97)
Income before income taxes and minority interest	10,359	11,837
Income tax expense	3,554	4,676
Minority interest	11	6
Net income	$6,794	$7,155

 (1)  General and administrative expenses exclude amortization of intangibles and include $800 and $340 of management incentive compensation for the three months ended April 1, 2006 and March 31, 2007, respectively.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Three months ended
	April 1, 2006	March 31, 2007
Operating activities
Net income	$6,794	$7,155
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,139	3,601
Amortization of intangibles	2,726	2,965
Amortization of deferred financing costs	327	336
Amortization of original issue premium	(251)	(274)
Deferred income taxes	(151)	384
Minority interest	11	6
Management incentive compensation	800	340
(Gain) loss on sale of property, plant and equipment	(79)	108
Changes in operating assets and liabilities:
Accounts receivable	(10,337)	(15,455)
Inventories	(3,104)	492
Prepaid expenses and other current assets	382	47
Other noncurrent assets	73	(152)
Accounts payable	3,768	3,761
Accrued expenses	(6,092)	(8,117)
Pension, postretirement and deferred compensation	(269)	(746)
Other noncurrent liabilities	(22)	(9)
Net cash used in operating activities	(2,285)	(5,558)

Investing activities
Purchase of businesses, net of cash acquired	(4,636)	(159)
Purchases of property, plant and equipment	(2,291)	(3,298)
Proceeds from sale of property, plant and equipment	113	29
Net cash used in investing activities	(6,814)	(3,428)

Financing activities
Payments of debt	(494)	(710)
Capital contribution	150	—
Dividends to Safety Products Holdings, Inc.	(173)	(153)
Net cash used in financing activities	(517)	(863)
Effect of exchange rate changes on cash	279	(24)
Net decrease in cash and cash equivalents	(9,337)	(9,873)
Cash and cash equivalents at beginning of period	20,683	26,096
Cash and cash equivalents at end of period	$11,346	$16,223

See notes to unaudited consolidated financial statements

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.                 Transactions

On February 2, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over a four year period based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The Company believes the acquisition of American Firewear will strengthen its hand protection product line in the fire service segment.  The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition.

On June 9, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The White Rubber Corporation (“White Rubber”). The purchase price was $22,182 (including acquisition costs of $636 and gross of outstanding checks of $773). The Company financed the acquisition through additional term borrowings under the senior credit facility and cash on the balance sheet.  The Company believes the acquisition of White Rubber will strengthen its hand protection product line in the electrical safety segment.  The results of operations of White Rubber are included in the Company’s consolidated statement of operations from the date of acquisition.

On September 19, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The New England Overshoe Company, Inc. (“NEOS”).  The purchase price consisted of $3,639 in cash (including acquisition costs of $139 and net of cash acquired of $6) and a $750 subordinated seller note.  In addition, the purchase price may be increased over a five year period based on NEOS achieving certain net sales targets.  The Company financed the acquisition through cash on the balance sheet and the issuance of the $750 subordinated seller note.  The Company believes the acquisition of NEOS will broaden its footwear product portfolio in the general safety and preparedness segment.  The results of NEOS are included in the Company’s consolidated statement of operations from the date of acquisition.

The acquisition of American Firewear is referred to as the “American Firewear Transaction”, the acquisition of White Rubber is referred to as the “White Rubber Transaction” and the acquisition of NEOS is referred to as the “NEOS Transaction.”  Collectively, the American Firewear Transaction, the White Rubber Transaction and the NEOS Transaction are referred to as the “Transactions.”

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2007. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2006 consolidated financial statements, included in the Company’s annual report on Form 10-K.

The consolidated financial statements reflect the Transactions under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 141, Business Combinations.

The following table presents the pro forma net sales, income from operations, and net income of the Company assuming the Transactions had occurred on January 1, 2006:

	Three months ended April 1, 2006	Three months ended March 31, 2007
Net sales	$148,081	$153,200
Income from operations	17,034	18,557
Net income	7,189	7,155

3.                 Recent Accounting Pronouncements

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

4.                 Management Incentive Compensation

Management incentive compensation related to stock based compensation was $800 and $340 for the three months ended April 1, 2006 and March 31, 2007, respectively.

5.                 Inventories

Inventories consist of the following:

	December 31, 2006	March 31, 2007
At FIFO cost:
Raw materials	$24,823	$29,616
Work in process	13,756	11,323
Finished goods	70,799	68,213
	109,378	109,152
Adjustment to LIFO cost	(1,108)	(1,108)
	$108,270	$108,044

6.              Long-Term Obligations

The Company’s long-term obligations consist of the following:

	December 31, 2006	March 31, 2007
Revolving credit facilities	$—	$—
Term loan	165,720	165,293
Senior subordinated notes	152,500	152,500
European term loans	173	157
Subordinated seller notes	1,750	1,500
Capital lease obligations	205	183
Unamortized premium on senior subordinated notes	6,148	5,874
	326,496	325,507
Less: Current maturities of long-term obligations	5,830	5,770
	$320,666	$319,737

Aggregate maturities of long-term obligations as of March 31, 2007, are as follows:

2008	$5,770
2009	3,820
2010	3,412
2011	3,239
2012	272,060
Thereafter	37,206
$325,507

7.                 Income Taxes

Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, which  requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

As a result of the implementation of FIN No. 48, the Company recorded at the date of adoption an additional liability of $5,961 for unrecognized tax benefits relating to uncertain tax positions. Of this amount, approximately $376 was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  There have been no significant changes to these amounts during the quarter ended March 31, 2007.

At January 1, 2007, the Company had $7,024 in unrecognized tax benefits, the recognition of which would have an affect of $776 on the effective tax rate. In addition, $4,261 of unrecognized tax benefits would, if realized, reduce goodwill.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1,525 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.  This amount represents the maximum potential decrease in unrecognized tax benefits comprised of items related to foreign income tax filings and audit settlement negotiations.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  At January 1, 2007, the Company had accrued $219 and $279 for the potential payment of interest and penalties related to unrecognized tax benefits, respectively.  There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions.  As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 1998 through 2000 and 2002 through 2006, and to non-U.S. income tax examinations for the tax years of 1998 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2006.

The income tax expense for the Company differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before income taxes primarily due to: 1) state taxes and 2) the impact of varied foreign statutory rates on the Company’s foreign earnings.

8.                 Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost for the Company’s pension and post-retirement benefits:

	Pension benefits		Post-retirement benefits
	Three months ended April 1, 2006	Three months ended March 31, 2007	Three months ended April 1, 2006	Three months ended March 31, 2007

Service cost	$491	$27	$6	$3
Interest cost	944	981	18	16
Expected return on plan assets	(906)	(1,069)	—	—
	$529	$(61)	$24	$19

9.             Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities.  In addition, the Company plans to close certain Fibre-Metal distribution centers and integrate Fibre-Metal distribution into its existing distribution facilities.  The Company initiated this plan in order to increase profitability through utilizing excess capacity at its existing plants and moving manufacturing to locations with favorable labor costs.  The Company expects the plan to be substantially completed in the second quarter of 2007.  As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs.  The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

A rollforward of the restructuring liability is as follows:

	Severance and severance related costs	Facility closure and other exit costs	Total
Balance as of January 1, 2007	$1,039	$173	$1,212
Payments	(410)	(127)	(537)
Effect of foreign currency translation	—	1	1
Balance as of March 31, 2007	$629	$47	$676

In conjunction with the White Rubber Transaction, the Company initiated a restructuring plan to move certain production and distribution functions located in Ohio and Washington to its Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities.  The Company initiated this plan in order to increase profitability by utilizing excess capacity and consolidating distribution functions.  The Company expects the plan to be substantially completed in the second quarter of 2007.  As of the date of the White Rubber Transaction, the Company recorded an accrual for costs associated with the plan of $1,018, comprised of severance and severance related costs.   The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

A rollforward of the restructuring liability is as follows:

Severance and severance related costs
Balance as of January 1, 2007	$841
Payments	(79)
Balance as of March 31, 2007	$762

10.                               Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business.  Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary.  As March 31, 2007, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 624 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional 12 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 636 lawsuits represent a total of approximately 8,434 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the three months ended March 31, 2007:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2007	8,746	644
New lawsuits	2	1
Settlements	—	—
Dismissals and other	(314)	(9)
Ending lawsuits as of March 31, 2007	8,434	636

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

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 624 cases pending as of March 31, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 624 complaints maintained in the Company’s records, 448 do not specify the amount of damages sought, 25 generally allege damages in excess of $50, one alleges compensatory damages in excess of $50 and an unspecified amount of punitive damages, 81 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, three allege compensatory damages and punitive damages, each in excess of $50, 20 generally allege damages in excess of $15,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $25, one alleges punitive damages in excess of $50, eight generally allege damages in excess of $15, 12 generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges punitive damages of $13,500 and compensatory damages of $10,000, one alleges punitive damages of $13,000 and compensatory damages of $10,000, seven allege compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15 and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Company recorded a $1,250 reserve for respiratory claims during the year ended December 31, 2004.  The Company reevaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1,250 recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

In the July 2005 acquisition purchase accounting (as first reported in the Form 10-Q for the third quarter of 2005), the Company carried forward the $1,250 liability for this pre-acquisition contingency.  Although management concluded that it was likely their estimate of this pre-acquisition contingent liability would be increased during the purchase accounting allocation period as the new ownership finalized their strategy for addressing the liability and gathered information (primarily related to case information and the working relationship among the prior owners of North), it was unlikely the amount would be lower than the $1,250.  Thus, the $1,250 amount represented the low end of a probable loss range, subject to further adjustment during the allocation period.

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

As discussed above, the Company entered into the JDA effective July 1, 2006 and completed its evaluation of the reserve.  After all information was obtained, the Company adjusted the reserve to $7,000 as part of the purchase price allocation process during the permitted allocation period.  As of March 31, 2007, the reserve balance is $6,800.

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

11.          Segment Data

The following table presents information about the Company by segment:

	General Safety & Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total

Three Months Ended April 1, 2006
Net sales—third parties	$99,183	$24,072	$18,621	$—	$—	$141,876
Net sales—intersegment	2,665	—	—	—	(2,665)	—
Income (loss) from operations	11,276	2,662	4,877	(2,528)	—	16,287

Three Months Ended March 31, 2007
Net sales—third parties	$104,499	$23,847	$24,854	—	—	$153,200
Net sales—intersegment	2,334	—	105	—	(2,439)	—
Income (loss) from operations	12,482	2,958	5,647	(2,530)	—	18,557

12.                               Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the senior subordinated notes.  NSP Capital is a 100% owned finance subsidiary of Safety Products Holdings, Inc. with no assets or operations.  NSP Capital a co-issuer of the notes.  Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (NSP), Norcross Capital Corp. (NCC) (a wholly-owned subsidiary of the Company and co-issuer of the senior subordinated notes), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

March 31, 2007
Current assets:
Cash and cash equivalents	$12,380	$—	$(3,659)	$7,502	$—	$16,223
Accounts receivable, net	9,884	—	45,754	33,356	—	88,994
Inventories	13,225	—	49,046	45,773	—	108,044
Deferred income taxes	588	—	1,241	314	—	2,143
Prepaid expenses and other current assets	725	—	2,505	1,222	—	4,452
Total current assets	36,802	—	94,887	88,167	—	219,856
Property, plant and equipment, net	7,746	—	39,493	22,264	—	69,503
Deferred financing costs, net	6,051	—	—	—	—	6,051
Goodwill	23,290	—	89,058	46,264	—	158,612
Other intangible assets, net	24,671	—	217,712	36,437	—	278,820
Investment in subsidiaries	278,088	—	201,414	—	(479,502)	—
Other noncurrent assets	—	—	8,067	1,708	—	9,775
Total assets	$376,648	$—	$650,631	$194,840	$(479,502)	$742,617
Current liabilities:
Accounts payable	$3,447	$—	$11,826	$10,418	$—	$25,691
Accrued expenses	3,283	—	19,989	11,038	—	34,310
Current maturities of long-term obligations	5,417	—	250	103	—	5,770
Total current liabilities	12,147	—	32,065	21,559	—	65,771
Pension, post-retirement and deferred compensation	(102)	—	16,166	275	—	16,339
Long-term obligations	319,000	—	500	237	—	319,737
Intercompany balances	(218,113)	—	172,928	45,185	—	—
Other noncurrent liabilities	—	—	12,442	63	—	12,505
Deferred income taxes	804	—	48,204	16,141	—	65,149
Minority interest	—	—	—	204	—	204
	101,589	—	250,240	62,105	—	413,934
Member’s equity:
Contributed capital	223,168	—	308,779	93,049	(401,828)	223,168
Retained earnings	27,795	—	47,096	12,193	(59,289)	27,795
Accumulated other comprehensive income	11,949	—	12,451	5,934	(18,385)	11,949
Total member’s equity	262,912	—	368,326	111,176	(479,502)	262,912
Total liabilities and member’s equity	$376,648	$—	$650,631	$194,840	$(479,502)	$742,617

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

December 31, 2006
Current assets:
Cash and cash equivalents	$19,271	$—	$(1,283)	$8,108	$—	$26,096
Accounts receivable, net	10,278	—	34,377	28,651	—	73,306
Inventories	12,648	—	50,781	44,841	—	108,270
Deferred income taxes	588	—	1,241	314	—	2,143
Prepaid expenses and other current assets	808	—	1,627	1,120	—	3,555
Total current assets	43,593	—	86,743	83,034	—	213,370
Property, plant and equipment, net	8,079	—	39,367	22,181	—	69,627
Deferred financing costs, net	6,387	—	—	—	—	6,387
Goodwill	23,289	—	89,058	45,664	—	158,011
Other intangible assets, net	24,946	—	219,940	36,552	—	281,438
Investment in subsidiaries	456,360	—	100,004	—	(556,364)	—
Other noncurrent assets	—	—	3,520	1,599	—	5,119
Total assets	$562,654	$—	$538,632	$189,030	$(556,364)	$733,952
Current liabilities:
Accounts payable	$3,266	$—	$9,901	$8,724	$—	$21,891
Accrued expenses	9,083	—	21,210	11,589	—	41,882
Current maturities of long-term obligations	5,393	—	334	103	—	5,830
Total current liabilities	17,742	—	31,445	20,416	—	69,603
Pension, post-retirement and deferred compensation	(96)	—	16,902	276	—	17,082
Long-term obligations	319,725	—	666	275	—	320,666
Intercompany balances	(30,300)	—	(14,296)	44,596	—	—
Other noncurrent liabilities	—	—	6,961	47	—	7,008
Deferred income taxes	791	—	47,508	16,303	—	64,602
Minority interest	—	—	—	199	—	199
	290,120	—	57,741	61,696	—	409,557
Member’s equity:
Contributed capital	222,828	—	398,658	92,819	(491,477)	222,828
Retained earnings	21,169	—	50,788	14,099	(64,887)	21,169
Accumulated other comprehensive income	10,795	—	—	—	—	10,795
Total member’s equity	254,792	—	449,446	106,918	(556,364)	254,792
Total liabilities and member’s equity	$562,654	$—	$538,632	$189,030	$(556,364)	$733,952

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Three months ended March 31, 2007
Third party	$18,125	$—	$81,743	$53,332	$—	$153,200
Intercompany	1,974	—	2,569	5,203	(9,746)	—
Net sales	20,099	—	84,312	58,535	(9,746)	153,200
Cost of goods sold	13,763	—	53,369	37,159	(9,746)	94,545
Gross profit	6,336	—	30,943	21,376	—	58,655
Operating expenses:
Selling	1,184	—	7,163	5,575	—	13,922
Distribution	1,291	—	4,322	3,682	—	9,295
General and administrative	3,496	—	6,720	3,700	—	13,916
Amortization of intangibles	276	—	2,228	461	—	2,965
Total operating expenses	6,247	—	20,433	13,418	—	40,098
Income from operations	89	—	10,510	7,958	—	18,577
Other expense (income):
Interest expense	7,015	—	16	11	—	7,042
Interest income	(202)	—	—	(23)	—	(225)
Intercompany charges	(13,682)	—	(403)	3,563	10,522	—
Other, net	105	—	(90)	(112)	—	(97)
Income before income taxes and minority interest	6,853	—	10,987	4,519	(10,522)	11,837
Income tax (benefit) expense	(302)	—	3,371	1,607	—	4,676
Minority interest	—	—	—	6	—	6
Net income	$7,155	$—	$7,616	$2,906	$(10,522)	$7,155

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Three Months Ended April 1, 2006
Third party	$18,647	$—	$74,257	$48,972	$—	$141,876
Intercompany	2,273	—	2,535	3,706	(8,514)	—
Net sales	20,920	—	76,792	52,678	(8,514)	141,876
Cost of goods sold	13,865	—	48,957	33,837	(8,514)	88,145
Gross profit	7,055	—	27,835	18,841	—	53,731
Operating expenses:
Selling	1,025	—	6,445	5,405	—	12,875
Distribution	1,140	—	3,496	3,290	—	7,926
General and administrative	3,441	—	7,063	3,413	—	13,917
Amortization of intangibles	267	—	2,007	452	—	2,726
Total operating expenses	5,873	—	19,011	12,560	—	37,444
Income from operations	1,182	—	8,824	6,281	—	16,287
Other expense (income):
Interest expense	6,443	—	15	4	—	6,462
Interest income	(145)	—	—	(18)	—	(163)
Intercompany charges	(10,643)	—	(3,925)	2,359	12,209	—
Other, net	4	—	(35)	(340)	—	(371)
Income before income taxes and minority interest	5,523	—	12,769	4,276	(12,209)	10,359
Income tax (benefit) expense	(1,271)	—	3,765	1,060	—	3,554
Minority interest	—	—	—	11	—	11
Net income	$6,794	$—	$9,004	$3,205	$(12,209)	$6,794

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Three months ended March 31, 2007
Operating activities
Net cash used in operating activities	$(5,043)	$—	$(297)	$(218)	$—	$(5,558)
Investing activities
Purchase of businesses, net of cash acquired	—	—	—	(159)	—	(159)
Purchase of property, plant and equipment	(280)	—	(2,034)	(984)	—	(3,298)
Proceeds from sale of property, plant and equipment	—	—	—	29	—	29
Net cash used in investing activities	(280)	—	(2,034)	(1,114)	—	(3,428)
Financing activities
Payments of debt	(427)	—	(250)	(33)	—	(710)
Intercompany	(1,005)	—	(51)	1,056	—	—
Dividends to Safety Products Holdings, Inc.	(153)	—	—	—	—	(153)
Net cash (used in) provided by financing activities	(1,585)	—	(301)	1,023	—	(863)
Effect of exchange rate changes on cash	17	—	256	(297)	—	(24)
Net decrease in cash and cash equivalents	(6,891)	—	(2,376)	(606)	—	(9,873)
Cash and cash equivalents at beginning of period	19,271	—	(1,283)	8,108	—	26,096
Cash and cash equivalents at end of period	$12,380	$—	$(3,659)	$7,502	$—	$16,223

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Three months ended April 1, 2006
Operating activities
Net cash (used in) provided by operating activities	$(6,873)	$—	$3,776	$812	$—	$(2,285)
Investing activities
Purchase of businesses, net of cash acquired	(129)	—	(4,453)	(54)	—	(4,636)
Purchase of property, plant and equipment	(602)	—	(1,174)	(515)	—	(2,291)
Proceeds from sale of property, plant and equipment	—	—	—	113	—	113
Net cash used in investing activities	(731)	—	(5,627)	(456)	—	(6,814)
Financing activities
Payments of debt	(389)	—	(33)	(72)	—	(494)
Intercompany	1,575	—	(60)	(1,515)	—	—
Contributed capital	150	—	—	—	—	150
Dividends to Safety Products Holdings, Inc.	(173)	—	—	—	—	(173)
Net cash provided by (used in) financing activities	1,163	—	(93)	(1,587)	—	(517)
Effect of exchange rate changes on cash	—	—	401	(122)	—	279
Net decrease in cash and cash equivalents	(6,441)	—	(1,543)	(1,353)	—	(9,337)
Cash and cash equivalents at beginning of period	17,885	—	(265)	3,063	—	20,683
Cash and cash equivalents at end of period	$11,444	$—	$(1,808)	$1,710	$—	$11,346

13.          Comprehensive Income

Total comprehensive income (which includes the impact of foreign currency translation) amounted to $8,498 and $8,309 for the three months ended April 1, 2006, and March 31, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, KCL, Fibre-Metal, NEOS, Morning Pride, Ranger, Servus, Pro-Warrington, American Firewear, Salisbury and SafetyLine. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment.

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

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the utility market under the Salisbury, SafetyLine and Servus brands. Our products include linemen equipment, gloves, sleeves and footwear. All our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”) and the American Society for Testing of Materials (“ASTM”). We distribute our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.

Acquisitions

In February 2006, we completed the acquisition of all of the issued and outstanding capital stock of American Firewear.  The purchase price consisted of $4.5 million in cash (including acquisition costs of $0.2 million and net of cash acquired of $0.2 million) and a $1.0 million subordinated seller note.  In addition, the purchase price may be increased by $0.8 million over a four year period based on American Firewear achieving certain financial and operating objectives.  We financed the acquisition through cash on the balance sheet and the issuance of the $1.0 million subordinated seller note.

In June 2006, we completed the acquisition of all of the issued and outstanding capital stock of White Rubber. The purchase price of $22.2 million (including $0.6 million of acquisition costs and gross of outstanding checks of $0.8 million) was financed through $15.0 million of additional term borrowings under the senior credit facility and cash on the balance sheet.

In September 2006, we completed the acquisition of all of the issued and outstanding capital stock of NEOS.  The purchase price consisted of $3.6 million in cash (including acquisition costs of $0.1 million and net of cash acquired) and a $0.8 million subordinated seller note.  In addition, the purchase price may be increased over a five year period based on NEOS achieving certain net sales targets.  We financed the acquisition through cash on the balance sheet and the issuance of the $0.8 million subordinated seller note.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended April 1, 2006 and the three months ended March 31, 2007 and have been derived from the unaudited statements of operations.

	Three months ended
	April 1, 2006	March 31, 2007
	(dollars in thousands)
Net sales:
General safety and preparedness	$99,183	$104,499
Fire service	24,072	23,847
Electrical safety	18,621	24,854
Total net sales	141,876	153,200
Cost of goods sold	88,145	94,545
Gross profit	53,731	58,655
Operating expenses	37,444	40,098
Income (loss) from operations:
General safety and preparedness	11,276	12,482
Fire service	2,662	2,958
Electrical safety	4,877	5,647
Corporate	(2,528)	(2,530)
Total income from operations	16,287	18,557
Other expense (income):
Interest expense	6,462	7,042
Interest income	(163)	(225)
Other, net	(371)	(97)
Income before income taxes and minority interest	10,359	11,837
Income tax expense	3,554	4,676
Minority interest	11	6
Net income	$6,794	$7,155

	Three months ended
	April 1, 2006	March 31, 2007
	(as a percentage of net sales)
Net sales:
General safety and preparedness	69.9%	68.2%
Fire service	17.0%	15.6%
Electrical safety	13.1%	16.2%
Total net sales	100.0%	100.0%
Cost of goods sold	62.1%	61.7%
Gross profit	37.9%	38.3%
Operating expenses	26.4%	26.2%
Income (loss) from operations:
General safety and preparedness	7.9%	8.1%
Fire service	1.9%	1.9%
Electrical safety	3.4%	3.7%
Corporate	(1.7)%	(1.6)%
Total income from operations	11.5%	12.1%
Other expense (income):
Interest expense	4.6%	4.6%
Interest income	(0.1)%	(0.1)%
Other, net	(0.3)%	(0.1)%
Income before income taxes and minority interest	7.3%	7.7%
Income tax expense	2.5%	3.0%
Minority interest	0.0%	0.0%
Net income	4.8%	4.7%

Three Months Ended March 31, 2007  as Compared to Three Months Ended April 1, 2006

Net sales. Net sales increased by $11.3 million, or 8.0%, from $141.9 million for the three months ended April 1, 2006 to $153.2 million for the three months ended March 31, 2007.  In our general safety and preparedness segment, net sales increased by $5.3 million, or 5.4%, from $99.2 million for the three months ended April 1, 2006 to $104.5 million for the three months ended March 31, 2007. The increase reflects a combination of the following: combined organic growth in our international operations of $3.5 million, favorable exchange rates, which had an impact of $1.0 million and overall organic growth in our North American non-government business of $4.9 million, which offset a decrease in government contract shipments of $4.1 million. In our fire service segment, net sales decreased by $0.2 million, or 0.9%, from $24.1 million for the three months ended April 1, 2006 to $23.9 million for the three months ended March 31, 2007.  In our electrical safety segment, net sales increased by $6.2 million, or 33.5%, from $18.6 million for the three months ended April 1, 2006 to $24.8 million for the three months ended March 31, 2007 primarily driven by strong market demand, new product penetration and incremental White Rubber net sales.

Gross profit. Gross profit increased by $5.0 million, or 9.2%, from $53.7 million for the three months ended April 1, 2006 to $58.7 million for the three months ended March 31, 2007, primarily due to the $11.3 million, or 8.0%, increase in net sales.  Excluding the impact of inventory purchase accounting adjustments of $0.7 million for the three months ended April 1, 2006, gross profit increased by $4.3 million, or 7.7%.  After adjusting for the inventory purchase accounting adjustments, our gross profit margin was 38.3% for the three months ended March 31, 2007 as compared to 38.4% for the three months ended April 1, 2006. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting of $0.7 million for the three months ended April 1, 2006), gross profit increased by $2.9 million, or 7.3%, from $38.8 million for the three months ended April 1, 2006 to $41.7 million for the three months ended March 31, 2007. This increase was primarily due to the overall net sales increase of $5.3 million, or 5.4%, and improved margin realization in our European and North American operations.  In our fire service segment, gross profit decreased by $0.2 million, or 2.5%, from $7.5 million for the three months ended April 1, 2006 to $7.3 million for the three months ended March 31, 2007, primarily due to the decrease in net sales of $0.2 million, or 0.9%. In our electrical safety segment, gross profit increased by $1.6 million, or 19.3%, from $8.0 million for the three months ended April 1, 2006 to $9.6 million for the three months ended March 31, 2007, as the increase in net sales of $6.2 million, or 33.5%, was partially offset by lower margin realization primarily due to White Rubber product line integration costs and the impact of product mix.

Operating expenses.  Operating expenses increased by $2.7 million, or 7.1%, from $37.4 million for the three months ended April 1, 2006 to $40.1 million for the three months ended March 31, 2007. In our general safety and preparedness segment, operating expenses increased $2.4 million, or 8.8%, from $26.8 million for the three months ended April 1, 2006 to $29.2 million for the three months ended March 31, 2007, driven by increased variable selling and distribution expenses associated with the $5.3 million, or 5.4%, increase in net sales and higher payroll expenses.  In our fire service segment, operating expenses decreased $0.5 million, or 10.0%, from $4.9 million for the three months ended April 1, 2006 to $4.4 million for the three months ended March 31, 2007, primarily due to lower legal expenses associated with litigation with a competitor. In our electrical safety segment, operating expenses increased by $0.8 million, or 24.6%, from $3.2 million for the three months ended April 1, 2006 to $4.0 million for the three months ended March 31, 2007 due to increased variable selling and distribution expenses related to the $6.2 million, or 33.5%, increase in net sales, higher amortization expense of $0.2 million associated with intangible assets recorded as part of purchase accounting and incremental White Rubber operating expenses. Corporate expenses for the three months ended April 1, 2006 consisted of $1.7 million of general and administrative expenses and $0.8 million of management incentive compensation expense.  Corporate expenses for the three months ended March 31, 2007 consisted of $2.2 million of general and administrative expenses and $0.3 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $0.5 million was primarily due to higher payroll, administrative expenses and professional fees.

Income from operations. Income from operations increased by $2.3 million, or 13.9%, from $16.3 million for the three months ended April 1, 2006 to $18.6 million for the three months ended March 31, 2007. In our general safety and preparedness segment, income from operations increased by $1.2 million, or 10.7%, from $11.3 million for the three months ended April 1, 2006 to $12.5 million for the three months ended March 31, 2007, primarily due to higher net sales of $5.3 million, or 5.4%, favorable margin realization and the impact of the $0.7 million of inventory purchase accounting adjustments. In our fire service segment, income from operations increased by $0.3 million, or 11.1%, from $2.7 million for the three months ended April 1, 2006 to $3.0 million for the three months ended March 31, 2007, primarily as a result of lower general and administrative expenses. In our electrical safety segment, income from operations increased by $0.8 million, or 15.8%, from $4.8 million for the three months ended April 1, 2006 to $5.6 million for the three months ended

March 31, 2007, primarily due to higher net sales of $6.2 million, or 33.5%. Corporate expenses for the three months ended April 1, 2006 consisted of $1.7 million of general and administrative expenses and $0.8 million of management incentive compensation expense.  Corporate expenses for the three months ended March 31, 2007 consisted of $2.2 million of general and administrative expenses and $0.3 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $0.5 million was primarily due to higher payroll, administrative expenses and professional fees.

Included in income from operations for the three months ended March 31, 2007 and April 1, 2006 were depreciation and amortization expenses of $6.6 million and $5.9 million, respectively. Of these amounts, $4.1 million, $1.2 million, and $1.3 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the three months ended March 31, 2007 and $3.9 million, $1.1 million, and $0.9 million were attributable to these segments for the three months ended April 1, 2006.

Interest expense. Interest expense increased by $0.5 million, or 9.0%, from $6.5 million for the three months ended April 1, 2006 to $7.0 million for the three months ended March 31, 2007, primarily due to higher outstanding debt balances related to the White Rubber Transaction. Interest expense incurred by Norcross and the subsidiary guarantors totaled $7.0 million for the three months ended March 31, 2007 and $6.5 million for the three months ended April 1, 2006.

Other, net. Other, net increased by $0.3 million from $(0.4) million for the three months ended April 1, 2006 to $(0.1) million for the three months ended March 31, 2007.

Income tax expense. Income tax expense increased by $1.1 million, from $3.6 million for the three months ended April 1, 2006 to $4.7 million for the three months ended March 31, 2007, primarily as a result of improved operating performance.

Net income. Net income increased by $0.4 million, from $6.8 million for the three months ended April 1, 2006 to $7.2 million for the three months ended March 31, 2007 as a result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the three months ended March 31, 2007 and April 1, 2006, net cash used in operating activities was $5.6 million and $2.3 million, respectively. The $3.3 million decrease was primarily attributable to increased accounts receivable balances due in part to the $11.3 million, or 8.0%, increase in net sales, which was partially offset by higher income from operations.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $3.3 million for the three months ended March 31, 2007 and $2.3 million for the three months ended April 1, 2006. Investing activities for the three months ended March 31, 2007 included $0.2 million of royalty payments made to the sellers of Arbin.  For the three months ended April 1, 2006, investing activities included $4.5 million of purchase price related to the American Firewear Transaction and $0.2 million of royalty payments made to the sellers of Muck Boot and Arbin.

As of March 31, 2007, we had working capital of $154.1 million and cash of $16.2 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the three months ended March 31, 2007, net cash used in financing activities was $0.9 million, consisting of $0.7 million of payments on long-term obligations and $0.2 million of dividends to Safety Products Holdings, Inc.  For the three months ended April 1, 2006, net cash used in financing activities was $0.5 million comprised of $0.5 million of payments on long-term obligations, $0.2 million of capital contributions, and $0.2 million of dividends to Safety Products Holdings, Inc.

As of March 31, 2007, borrowings under the new senior credit facility bore interest at a weighted average rate of 7.5%.   As of March 31, 2007, there was approximately $165.3 million of outstanding indebtedness under the senior credit facility and approximately $47.6 million of available borrowings under the revolving credit facility.

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

There have been no material changes to our exposure to market risk since December 31, 2006.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by our North Safety Products subsidiary. As of March 31, 2007, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 624 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 636 lawsuits represent approximately 8,434 (excluding spousal claims) plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the three months ended March 31, 2007:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2007	8,746	644
New lawsuits	2	1
Settlements	—	—
Dismissals and other	(314)	(9)
Ending lawsuits as of March 31, 2007	8,434	636

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

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 624 cases pending as of March 31, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 624 complaints maintained in our records, 448 do not specify the amount of damages sought, 25 generally allege damages in excess of $50,000, one alleges compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 81 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, three allege compensatory damages and punitive damages, each in excess of $50,000, 20 generally allege damages of $15.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, eight generally allege damages in excess of $15,000, 12 generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one alleges punitive damages of $13.0 million and compensatory damages of $10.0 million, one alleges punitive damages of $13.5 million and compensatory damages of $10.0 million, seven allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000, and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

We recorded a $1.25 million reserve for respiratory claims during the year ended December 31, 2004.  We reevaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1.25 million recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

In the July 2005 acquisition purchase accounting (as first reported in the Form 10-Q for the third quarter of 2005), we carried forward the $1.25 million liability for this pre-acquisition contingency.  Although management concluded that it was likely their estimate of this pre-acquisition contingent liability would be increased during the purchase accounting allocation period as the new ownership finalized their strategy for addressing the liability and gathered information (primarily related to case information and the working relationship among the prior owners of North), it was unlikely the amount would be lower than the $1.25 million.  Thus, the $1.25 million amount represented the low end of a probable loss range, subject to further adjustment during the allocation period.

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

As discussed above, we entered into the JDA effective July 1, 2006 and completed our evaluation of the reserve.  After all information was obtained, we adjusted the reserve to $7.0 million as part of the purchase price allocation process during the permitted “allocation period”.  As of March 31, 2007, the reserve balance is $6.8 million.

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

There have been no material changes to the risks impacting our business since December 31, 2006.

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

NORCROSS SAFETY PRODUCTS L.L.C.

May 11, 2007	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

May 11, 2007	By:	/s/ DAVID F. MYERS, JR.
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