Form 10-Q
period 2007-06-30
NORCROSS SAFETY PRODUCTS LLC
filed 2007-08-14
CIK 1264010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On August 13, 2007 Norcross Safety Products L.L.C. had 100 units outstanding, all of which were owned by a holding company.

NORCROSS SAFETY PRODUCTS L.L.C.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended June 30, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	December 31, 2006 (1)	June 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,096	$32,812
Accounts receivable, less allowance of $2,323 and $2,310 in 2006 and 2007, respectively	73,306	92,564
Inventories	108,270	107,984
Deferred income taxes	2,143	1,946
Prepaid expenses and other current assets	3,555	4,483
Total current assets	213,370	239,789
Property, plant and equipment, net	69,627	68,691
Deferred financing costs, net	6,387	5,716
Goodwill	158,011	160,832
Other intangible assets, net	281,438	277,743
Other noncurrent assets	5,119	6,059
Total assets	$733,952	$758,830

Liabilities and member’s equity
Current liabilities:
Accounts payable	$21,891	$24,747
Accrued expenses	41,882	43,426
Current maturities of long-term obligations	5,830	3,424
Total current liabilities	69,603	71,597
Long-term liabilities:
Pension, post-retirement and deferred compensation	17,082	15,124
Long-term obligations	320,666	318,896
Other noncurrent liabilities	7,008	8,199
Deferred income taxes	64,602	67,196
Total long-term liabilities	409,358	409,415

Minority interest	199	213

Member’s equity:
Contributed capital	222,828	223,528
Retained earnings	21,169	33,824
Accumulated other comprehensive income	10,795	20,253
Total member’s equity	254,792	277,605
Total liabilities and member’s equity	$733,952	$758,830

(1)          December 31, 2006 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended		Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net sales	$131,275	$156,406	$267,634	$304,557
Cost of goods sold	79,157	94,379	163,259	185,088
Gross profit	52,118	62,027	104,375	119,469
Operating expenses:
Selling	12,739	13,665	25,128	27,154
Distribution	7,776	9,623	15,400	18,682
General and administrative (1)	12,395	14,148	25,959	27,754
Amortization of intangibles	2,741	2,912	5,467	5,877
Total operating expenses	35,651	40,348	71,954	79,467
Income from operations	16,467	21,679	32,421	40,002
Other expense (income):
Interest expense	6,606	6,931	13,068	13,965
Interest income	(160)	(228)	(314)	(453)
Other, net	(230)	495	(525)	399
Income from continuing operations before income taxes and minority interest	10,251	14,481	20,192	26,091
Income tax expense	3,580	5,457	7,013	10,067
Minority interest	4	8	15	14
Income from continuing operations	6,667	9,016	13,164	16,010
Loss (income) from discontinued operations (including loss on disposal of subsidiary of $3,022 for the three and six months ended June 30, 2007), net of income tax (Note 2)	204	2,974	(93)	2,813
Net income	$6,463	$6,042	$13,257	$13,197

 (1)          General and administrative expenses exclude amortization of intangibles and include $280 and $360 of management incentive compensation for the three months ended July 1, 2006 and June 30, 2007, respectively and $1,080 and $700 of management incentive compensation for the six months ended July 1, 2006 and June 30, 2007, respectively.

See notes to unaudited consolidated financial statements.

NORCROSS SAFETY PRODUCTS L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Six months ended
	July 1, 2006	June 30, 2007
Operating activities
Net income	$13,257	$13,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (1)	6,496	7,337
Amortization of intangibles	5,467	5,877
Amortization of deferred financing costs	657	671
Amortization of original issue premium	(508)	(553)
Deferred income taxes	140	1,807
Minority interest	15	14
Management incentive compensation	1,080	700
(Gain) loss on sale of property, plant and equipment	(67)	108
Loss on sale of subsidiary	—	3,022
Changes in operating assets and liabilities:
Accounts receivable	(10,607)	(20,779)
Inventories	(15,739)	(617)
Prepaid expenses and other current assets	(166)	—
Other noncurrent assets	11	(404)
Accounts payable	4,405	4,540
Accrued expenses	1,880	578
Pension, postretirement and deferred compensation	(729)	(1,965)
Other noncurrent liabilities	(28)	(9)
Net cash provided by operating activities	5,564	13,524

Investing activities
Purchase of businesses, net of cash acquired	(26,998)	(951)
Proceeds from sale of subsidiary, net of cash disposed	—	3,223
Purchases of property, plant and equipment	(4,787)	(5,675)
Proceeds from sale of property, plant and equipment	113	29
Net cash used in investing activities	(31,672)	(3,374)

Financing activities
Payments for deferred financing costs	(201)	—
Proceeds from borrowings	15,000	—
Payments of debt	(948)	(3,447)
Capital contribution	150	—
Dividends to Safety Product Holdings, Inc.	(383)	(166)
Net cash provided by (used in) financing activities	13,618	(3,613)
Effect of exchange rate changes on cash and cash equivalents	918	179
Net (decrease) increase in cash and cash equivalents	(11,572)	6,716
Cash and cash equivalents at beginning of period	20,683	26,096
Cash and cash equivalents at end of period	$9,111	$32,812

 (1)          Depreciation includes depreciation expense of $58 and $71 for the six months ended July 1, 2006 and June 30, 2007, respectively, related to discontinued operations (Note 2).

See notes to unaudited consolidated financial statements

NORCROSS SAFETY PRODUCTS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.                 Transactions

On February 2, 2006, Norcross Safety Products L.L.C. (the “Company”) completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over a four year period based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The Company believes the acquisition of American Firewear will strengthen its hand protection product line in the fire service segment. The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition.

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

2.                 Discontinued Operations

On June 29, 2007, the Company completed the sale of all of the issued and outstanding capital stock of North Safety Products (Africa) (Proprietary) Limited (“South Africa”), a subsidiary of the Company. The Company received net cash proceeds of $3,223 and recorded a net loss on disposal related to the transaction of $3,022 ($3,022 after tax). In accordance with Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected South Africa’s results of operations through the date of the sale and transaction loss as (loss) income from discontinued operations for all periods presented. Assets and liabilities of South Africa were not material and as a result have not been reclassified as discontinued operations in the Company’s consolidated statement of financial position as of December 31, 2006. The cash flows from discontinued operations have been combined with cash flows from continuing operations within each cash flow statement category as the cash flows from discontinued operations are not material to our consolidated results.

The following table sets forth the net sales, net (loss) income from operations and net loss on disposal of subsidiary for South Africa for the periods presented:

	Three months ended		Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net sales	$4,971	$3,103	$10,488	$8,152
Net (loss) income from operations	(204)	48	93	209
Net loss on disposal of subsidiary	—	(3,022)	—	(3,022)

3.                 Basis of Presentation

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

The consolidated financial statements reflect all acquisitions under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations.

Assuming all acquisitions had occurred on January 1, 2006, the pro forma net sales, income from operations and net income for the Company for the six months ended July 1, 2006 would have been $277,122, $32,941 and $12,210, respectively.

4.                 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of the beginning of its fiscal year ended December 31, 2008. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS No. 159 are effective for the Company as of the beginning of its fiscal year ended December 31, 2008. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on its financial statements.

5.                 Management Incentive Compensation

Management incentive compensation related to stock based compensation was $280 and $360 for the three months ended July 1, 2006 and June 30, 2007, respectively and $1,080 and $700 for the six months ended July 1, 2006 and June 30, 2007, respectively.

6.                 Inventories

Inventories consist of the following:

	December 31, 2006	June 30, 2007
At FIFO cost:
Raw materials	$24,823	$28,116
Work in process	13,756	12,450
Finished goods	70,799	68,526
	109,378	109,092
Adjustment to LIFO cost	(1,108)	(1,108)
Total inventory	$108,270	$107,984

7.              Long-Term Obligations

The Company’s long-term obligations consist of the following:

	December 31, 2006	June 30, 2007
Revolving credit facilities	$—	$—
Term loan	165,720	162,566
Senior subordinated notes	152,500	152,500
European term loans	173	159
Subordinated seller notes	1,750	1,500
Capital lease obligations	205	—
Unamortized premium on senior subordinated notes	6,148	5,595
	326,496	322,320
Less: Current maturities of long-term obligations	5,830	3,424
	$320,666	$318,896

Aggregate maturities of long-term obligations as of June 30, 2007, are as follows:

2008	$3,424
2009	3,780
2010	3,395
2011	3,271
2012	308,450
Thereafter	—
$322,320

8.                 Income Taxes

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

As a result of the implementation of FIN No. 48, the Company recorded at the date of adoption an additional liability of $5,961 for unrecognized tax benefits relating to uncertain tax positions. Of this amount, approximately $376 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. There have been no significant changes to these amounts during the three and six months ended June 30, 2007.

At January 1, 2007, the Company had $7,024 in unrecognized tax benefits, the recognition of which would have an effect of $776 on the effective tax rate. In addition, $4,261 of unrecognized tax benefits would, if realized, reduce goodwill.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007, the Company had accrued $219 and $279 for the potential payment of interest and penalties related to unrecognized tax benefits, respectively. There have been no significant changes to these amounts during the three and six months ended June 30, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 1998 through 2000 and 2002 through 2006 and to non-U.S. income tax examinations for the tax years of 1998 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2006.

The income tax expense for the Company differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before income taxes primarily due to: 1) state taxes and 2) the impact of varied foreign statutory rates on the Company’s foreign earnings. In addition, the three and six months ended June 30, 2007 were impacted by the recording of a valuation allowance against capital losses associated with the sale of South Africa.

9.                 Employee Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company’s pension benefits:

	Three months ended		Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Service cost	$491	$27	$982	$54
Interest cost	944	981	1,888	1,962
Expected return on plan assets	(906)	(1,068)	(1,812)	(2,137)
	$529	$(60)	$1,058	$(121)

The following table sets forth the components of net periodic benefit expense for the Company’s post-retirement benefits:

	Three months ended		Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Service cost	$6	$2	$12	$5
Interest cost	18	16	36	32
	$24	$18	$48	$37

10.          Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities. In addition, the Company closed certain Fibre-Metal distribution centers and integrated Fibre-Metal distribution into its existing distribution facilities. The Company implemented this plan in order to increase profitability through utilizing excess capacity at its existing plants and moving manufacturing to locations with favorable labor costs. The restructuring was substantially completed in the second quarter of 2007. As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs. The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

In conjunction with the White Rubber Transaction, the Company initiated a restructuring plan to move certain production and distribution functions located in Ohio and Washington to its Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities. The Company initiated this plan in order to increase profitability by utilizing excess capacity and consolidating distribution functions. The restructuring was substantially completed in the second quarter of 2007. As of the date of the White Rubber Transaction, the Company recorded an accrual for costs associated with the plan of $1,018, comprised of severance and severance related costs. The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

A rollforward of the restructuring liability is as follows:

	Severance and severance related costs	Facility closure and other exit costs	Total
Balance as of January 1, 2007	$1,880	$173	$2,053
Payments	(985)	(174)	(1,159)
Effect of foreign currency translation	—	1	1
Balance as of June 30, 2007	$895	$—	$895

11.          Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of June 30, 2007, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 636 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional two lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 638 lawsuits represent a total of approximately 8,438 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Effective July 1, 2006, the Company entered into a joint defense agreement through December 31, 2008 with the former owners of the North Safety Products business (the “Joint Defense Agreement” or “JDA”). Under the terms of the Joint Defense Agreement, the Company agreed to pay a weighted average percentage of defense costs (including legal fees, expert witnesses and out of pocket expenses) associated with defending the Company and the prior owners of the North Safety Products business subject to a cap of $525, $960 and $1,000 for the period from July 1, 2006 through December 31, 2006, the year ended December 31, 2007 and the year ended December 31, 2008, respectively. The cap excludes settlement costs and other costs incurred exclusively by the Company (including trial costs and special requests of counsel), which it will be required to pay under the JDA. Separately, the Company agreed to pay Invensys $200 related to settled cases through June 30, 2006 in which Invensys claimed that the period of alleged exposure included periods after October 1998.

Although the JDA expires on December 31, 2008, the Company expects to incur additional defense and settlement costs beyond this date. The Company will consider its alternatives for defending the claims as the JDA nears expiration and determine the appropriate course of action, which would include an extension of the JDA.

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the six months ended June 30, 2007:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2007	8,746	644
New lawsuits	6	3
Settlements	—	—
Dismissals and other	(314)	(9)
Ending lawsuits as of June 30, 2007	8,438	638

Both the rate of new filings and the number of existing claimants have declined dramatically since 2003 as courts and legislatures have tightened the rules on when and where the silica claims can be pursued in an effort to reduce the large number of unmeritorious claims. The new rules make bringing silica cases on a mass level much less attractive to the plaintiffs’ bar. Plaintiffs’ attorneys in many jurisdictions can no longer (1) find a worker with some stated exposure to silica, (2) take an X-ray of his chest, (3) have it interpreted as demonstrating lung shadows by a radiologist, (4) then file a single lawsuit in a dangerous venue with hundreds of other plaintiffs against hundreds of defendants with the pleading containing little more than the parties’ names and some standard pleading language. More specifically, the legislatures of at least seven states — including former hotbeds of silica litigation such as Texas, Florida and Ohio — passed impairment-criteria legislation that redefined injury. These acts force plaintiffs to prove impairment as a result of their exposure to qualify for judicial treatment. The same legislation requires that each silica claimant be tried individually, and not in the multiple plaintiff format in which the potential for large verdicts resulted from increased plaintiffs and where a few meritorious claims could increase the value of unmeritorious ones. Further tort reform in Texas created a state-wide multi-district litigation (“MDL”) wherein one judge presides over the pretrial of all Texas-silica cases. In Mississippi, the Supreme Court changed the venue rules making it much more difficult to file out-of-state plaintiffs there. The Mississippi court also changed the pleading requirements making the plaintiffs’ attorneys include plaintiff-specific allegations against each defendant sued, instead of the vague allegations against hundreds of defendants.

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 636 cases pending as of June 30, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 636 complaints maintained in the Company’s records, 446 do not specify the amount of damages sought, 25 generally allege damages in excess of $50, one alleges compensatory damages in excess of $50 and an unspecified amount of punitive damages, 103 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, two allege compensatory damages and punitive damages, each in excess of $50, 20 generally allege damages in excess of $15,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $50, one generally alleges damages in excess of $15, 12 generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges punitive damages of $13,500 and compensatory damages of $10,000, one alleges punitive damages of $13,000 and compensatory damages of $10,000, eight allege compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15 and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional two monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Company recorded a $1,250 reserve for respiratory claims during the year ended December 31, 2004.  The Company re-evaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1,250 recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

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

As discussed above, the Company entered into the JDA effective July 1, 2006 and completed its evaluation of the reserve. After all information was obtained, the Company adjusted the reserve to $7,000 as part of the purchase price allocation process during the permitted allocation period. As of June 30, 2007, the reserve balance was $6,800.

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

12.                               Segment Data

The following table presents information about the Company by segment:

	General Safety & Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total
Three Months Ended July 1, 2006
Net sales—third parties	$90,241	$22,184	$18,850	$—	$—	$131,275
Net sales—intersegment	2,238	—	—	—	(2,238)	—
Income (loss) from operations	11,790	2,026	4,271	(1,620)	—	16,467

Three Months Ended June 30, 2007
Net sales—third parties	106,158	25,692	24,556	—	—	156,406
Net sales—intersegment	2,351	—	110	—	(2,461)	—
Income (loss) from operations	15,510	3,416	5,057	(2,304)	—	21,679

Six Months Ended July 1, 2006
Net sales—third parties	183,907	46,256	37,471	—	—	267,634
Net sales—intersegment	4,903	—	—	—	(4,903)	—
Income (loss) from operations	22,733	4,688	9,148	(4,148)	—	32,421

Six Months Ended June 30, 2007
Net sales—third parties	205,608	49,539	49,410	—	—	304,557
Net sales—intersegment	4,685	—	215	—	(4,900)	—
Income (loss) from operations	27,758	6,374	10,704	(4,834)	—	40,002

13.                               Subsidiary Guarantors

All of the Company’s direct or indirect 100% owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the senior subordinated notes. NSP Capital is a 100% owned finance subsidiary of Safety Products Holdings, Inc. with no assets or operations. NSP Capital a co-issuer of the notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Norcross Safety Products L.L.C. on a stand-alone basis (“NSP”), Norcross Capital Corp. (“NCC”) (a wholly-owned subsidiary of the Company and co-issuer of the senior subordinated notes), the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
June 30, 2007
Current assets:
Cash and cash equivalents	$27,167	$—	$(3,926)	$9,571	$—	$32,812
Accounts receivable, net	8,496	—	48,128	35,940	—	92,564
Inventories	13,976	—	50,094	43,914	—	107,984
Deferred income taxes	588	—	1,241	117	—	1,946
Prepaid expenses and other current assets	590	—	1,794	2,099	—	4,483
Total current assets	50,817	—	97,331	91,641	—	239,789
Property, plant and equipment, net	7,492	—	39,114	22,085	—	68,691
Deferred financing costs, net	5,716	—	—	—	—	5,716
Goodwill	23,290	—	89,058	48,484	—	160,832
Other intangible assets, net	24,394	—	215,562	37,787	—	277,743
Investment in subsidiaries	289,158	—	112,329	—	(401,487)	—
Other noncurrent assets	—	—	4,925	1,134	—	6,059
Total assets	$400,867	$—	$558,319	$201,131	$(401,487)	$758,830

Current liabilities:
Accounts payable	$2,785	$—	$13,029	$8,933	$—	$24,747
Accrued expenses	6,747	—	22,003	14,676	—	43,426
Current maturities of long-term obligations	3,139	—	250	35	—	3,424
Total current liabilities	12,671	—	35,282	23,644	—	71,597
Long-term liabilities:
Pension, post-retirement and deferred compensation	(108)	—	14,961	271	—	15,124
Long-term obligations	318,272	—	500	124	—	318,896
Intercompany balances	(209,348)	—	162,118	47,230	—	—
Other noncurrent liabilities	—	—	8,168	31	—	8,199
Deferred income taxes	1,775	—	49,179	16,242	—	67,196
Total long-term liabilities	110,591	—	234,926	63,898	—	409,415

Minority interest	—	—	—	213	—	213

Member’s equity:
Contributed capital	223,528	—	211,313	86,705	(298,018)	223,528
Retained earnings	33,824	—	56,547	14,685	(71,232)	33,824
Accumulated other comprehensive income	20,253	—	20,251	11,986	(32,237)	20,253
Total member’s equity	277,605	—	288,111	113,376	(401,487)	277,605
Total liabilities and member’s equity	$400,867	$—	$558,319	$201,131	$(401,487)	$758,830

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
December 31, 2006
Current assets:
Cash and cash equivalents	$19,271	$—	$(1,283)	$8,108	$—	$26,096
Accounts receivable, net	10,278	—	34,377	28,651	—	73,306
Inventories	12,648	—	50,781	44,841	—	108,270
Deferred income taxes	588	—	1,241	314	—	2,143
Prepaid expenses and other current assets	808	—	1,627	1,120	—	3,555
Total current assets	43,593	—	86,743	83,034	—	213,370
Property, plant and equipment, net	8,079	—	39,367	22,181	—	69,627
Deferred financing costs, net	6,387	—	—	—	—	6,387
Goodwill	23,289	—	89,058	45,664	—	158,011
Other intangible assets, net	24,946	—	219,940	36,552	—	281,438
Investment in subsidiaries	456,360	—	100,004	—	(556,364)	—
Other noncurrent assets	—	—	3,520	1,599	—	5,119
Total assets	$562,654	$—	$538,632	$189,030	$(556,364)	$733,952

Current liabilities:
Accounts payable	$3,266	$—	$9,901	$8,724	$—	$21,891
Accrued expenses	9,083	—	21,210	11,589	—	41,882
Current maturities of long-term obligations	5,393	—	334	103	—	5,830
Total current liabilities	17,742	—	31,445	20,416	—	69,603
Long-term liabilities:
Pension, post-retirement and deferred compensation	(96)	—	16,902	276	—	17,082
Long-term obligations	319,725	—	666	275	—	320,666
Intercompany balances	(30,300)	—	(14,296)	44,596	—	—
Other noncurrent liabilities	—	—	6,961	47	—	7,008
Deferred income taxes	791	—	47,508	16,303	—	64,602
Total long-term liabilities	290,120	—	57,741	61,497	—	409,358

Minority interest	—	—	—	199	—	199

Member’s equity:
Contributed capital	222,828	—	398,658	92,819	(491,477)	222,828
Retained earnings	21,169	—	50,788	14,099	(64,887)	21,169
Accumulated other comprehensive income	10,795	—	—	—	—	10,795
Total member’s equity	254,792	—	449,446	106,918	(556,364)	254,792
Total liabilities and member’s equity	$562,654	$—	$538,632	$189,030	$(556,364)	$733,952

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Six months ended June 30, 2007
Third party	$36,007	$—	$165,503	$103,047	$—	$304,557
Intercompany	3,972	—	5,109	9,350	(18,431)	—
Net sales	39,979	—	170,612	112,397	(18,431)	304,557
Cost of goods sold	27,677	—	107,436	68,406	(18,431)	185,088
Gross profit	12,302	—	63,176	43,991	—	119,469
Operating expenses:
Selling	2,138	—	14,436	10,580	—	27,154
Distribution	2,607	—	8,919	7,156	—	18,682
General and administrative	6,855	—	13,723	7,176	—	27,754
Amortization of intangibles	553	—	4,377	947	—	5,877
Total operating expenses	12,153	—	41,455	25,859	—	79,467
Income from operations	149	—	21,721	18,132	—	40,002
Other expense (income):
Interest expense	13,931	—	30	4	—	13,965
Interest income	(386)	—	—	(67)	—	(453)
Intercompany charges	(29,229)	—	(2,557)	7,939	23,847	—
Other, net	(1)	—	(333)	733	—	399
Income from continuing operations before income taxes and minority interest	15,834	—	24,581	9,523	(23,847)	26,091
Income tax (benefit) expense	(385)	—	7,370	3,082	—	10,067
Minority interest	—	—	—	14	—	14
Income from continuing operations	16,219	—	17,211	6,427	(23,847)	16,010
Loss (income) from discontinued operations, net of income tax	3,022	—	—	(209)	—	2,813
Net income	$13,197	$—	$17,211	$6,636	$(23,847)	$13,197

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Six months ended July 1, 2006
Third party	$30,864	$—	$145,691	$91,079	$—	$267,634
Intercompany	4,036	—	6,040	7,745	(17,821)	—
Net sales	34,900	—	151,731	98,824	(17,821)	267,634
Cost of goods sold	22,965	—	96,354	61,761	(17,821)	163,259
Gross profit	11,935	—	55,377	37,063	—	104,375
Operating expenses:
Selling	1,741	—	13,462	9,925	—	25,128
Distribution	2,110	—	7,086	6,204	—	15,400
General and administrative	5,826	—	13,776	6,357	—	25,959
Amortization of intangibles	535	—	4,014	918	—	5,467
Total operating expenses	10,212	—	38,338	23,404	—	71,954
Income from operations	1,723	—	17,039	13,659	—	32,421
Other expense (income):
Interest expense	13,018	—	37	13	—	13,068
Interest income	(276)	—	—	(38)	—	(314)
Intercompany charges	(21,389)	—	(9,140)	5,684	24,845	—
Other, net	6	—	(252)	(279)	—	(525)
Income before income taxes and minority interest	10,364	—	26,394	8,279	(24,845)	20,192
Income tax (benefit) expense	(2,893)	—	7,780	2,126	—	7,013
Minority interest	—	—	—	15	—	15
Income from continuing operations	13,257	—	18,614	6,138	(24,845)	13,164
Income from discontinued operations, net of income tax	—	—	—	(93)	—	(93)
Net income	$13,257	$—	$18,614	$6,231	$(24,845)	$13,257

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Six months ended June 30, 2007
Operating activities
Net cash provided by operating activities	$113	$—	$9,542	$3,869	$—	$13,524

Investing activities
Purchase of businesses, net of cash acquired	—	—	—	(951)	—	(951)
Proceeds from sale of subsidiary, net of cash disposed	3,856	—	—	(633)	—	3,223
Purchase of property, plant and equipment	(532)	—	(3,570)	(1,573)	—	(5,675)
Proceeds from sale of property, plant and equipment	—	—	—	29	—	29
Net cash provided by (used in) investing activities	3,324	—	(3,570)	(3,128)	—	(3,374)

Financing activities
Payments of debt	(3,154)	—	(250)	(43)	—	(3,447)
Intercompany	7,760	—	(10,807)	3,047	—	—
Dividends to Safety Products Holdings, Inc.	(166)	—	—	—	—	(166)
Net cash provided by (used in) financing activities	4,440	—	(11,057)	3,004	—	(3,613)
Effect of exchange rate changes on cash	19	—	2,442	(2,282)	—	179
Net increase (decrease) in cash and cash equivalents	7,896	—	(2,643)	1,463	—	6,716
Cash and cash equivalents at beginning of period	19,271	—	(1,283)	8,108	—	26,096
Cash and cash equivalents at end of period	$27,167	$—	$(3,926)	$9,571	$—	$32,812

	NSP	NCC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Six months ended July 1, 2006
Operating activities
Net cash (used in) provided by operating activities	$(8,090)	$—	$12,323	$1,331	$—	$5,564

Investing activities
Purchase of businesses, net of cash acquired	(229)	—	(26,635)	(134)	—	(26,998)
Purchase of property, plant and equipment	(1,153)	—	(2,643)	(991)	—	(4,787)
Proceeds from sale of property, plant and equipment	—	—	—	113	—	113
Net cash used in investing activities	(1,382)	—	(29,278)	(1,012)	—	(31,672)

Financing activities
Payments for deferred financing costs	(201)	—	—	—	—	(201)
Proceeds from borrowings	15,000	—	—	—	—	15,000
Payments of debt	(816)	—	(68)	(64)	—	(948)
Intercompany	(13,528)	—	13,992	(464)	—	—
Capital contribution	150	—	—	—	—	150
Dividends to Safety Products Holdings, Inc.	(383)	—	—	—	—	(383)
Net cash provided by (used in) financing activities	222	—	13,924	(528)	—	13,618
Effect of exchange rate changes on cash	—	—	1,821	(903)	—	918
Net decrease in cash and cash equivalents	(9,250)	—	(1,210)	(1,112)	—	(11,572)
Cash and cash equivalents at beginning of period	17,885	—	(265)	3,063	—	20,683
Cash and cash equivalents at end of period	$8,635	$—	$(1,475)	$1,951	$—	$9,111

13.          Comprehensive Income

Total comprehensive income (which includes the impact of foreign currency translation) was $11,699 and $14,346 for the three months ended July 1, 2006 and June 30, 2007, respectively. Total comprehensive income was $20,197 and $22,655 for the six months ended July 1, 2006 and June 30, 2007, respectively.

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

Discontinued Operations

In June 2007, we completed the sale of all of the issued and outstanding capital stock of South Africa. We received net cash proceeds of $3.2 million and recorded a net loss related to the transaction of $3.0 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reflected South Africa’s results of operations through the date of the sale and transaction loss as discontinued operations for all periods presented. Assets and liabilities of

South Africa were not material and as a result have not been reclassified as discontinued operations in our consolidated statement of financial position as of December 31, 2006. We have combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category as the cash flows from discontinued operations are not material to our consolidated results.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and six months ended July 1, 2006 and the three and six months ended June 30, 2007 and have been derived from the unaudited statements of operations.

	Three months ended		Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
	(dollars in thousands)
Net sales:
General Safety & Preparedness	$90,241	$106,158	$183,907	$205,608
Fire Service	22,184	25,692	46,256	49,539
Electrical Safety	18,850	24,556	37,471	49,410
Total net sales	131,275	156,406	267,634	304,557
Cost of goods sold	79,157	94,379	163,259	185,088
Gross profit	52,118	62,027	104,375	119,469
Operating expenses	35,651	40,348	71,954	79,467
Income from operations:
General Safety & Preparedness	11,790	15,510	22,733	27,758
Fire Service	2,026	3,416	4,688	6,374
Electrical Safety	4,271	5,057	9,148	10,704
Corporate	(1,620)	(2,304)	(4,148)	(4,834)
Total income from operations	16,467	21,679	32,421	40,002
Other expense (income):
Interest expense	6,606	6,931	13,068	13,965
Interest income	(160)	(228)	(314)	(453)
Other, net	(230)	495	(525)	399
Income from continuing operations before income taxes and minority interest	10,251	14,481	20,192	26,091
Income tax expense	3,580	5,457	7,013	10,067
Minority interest	4	8	15	14
Income from continuing operations	6,667	9,016	13,164	16,010
Loss (income) from discontinued operations, net of income tax	204	2,974	(93)	2,813
Net income	$6,463	$6,042	$13,257	$13,197

	Three months ended		Six months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
	(as a percentage of net sales)
Net sales:
General Safety & Preparedness	68.7%	67.9%	68.7%	67.5%
Fire Service	16.9%	16.4%	17.3%	16.3%
Electrical Safety	14.4%	15.7%	14.0%	16.2%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.3%	60.3%	61.0%	60.8%
Gross profit	39.7%	39.7%	39.0%	39.2%
Operating expenses	27.2%	25.8%	26.9%	26.1%
Income from operations:
General Safety & Preparedness	9.0%	9.9%	8.5%	9.1%
Fire Service	1.5%	2.2%	1.8%	2.1%
Electrical Safety	3.3%	3.2%	3.4%	3.5%
Corporate	(1.3)%	(1.4)%	(1.6)%	(1.6)%
Total income from operations	12.5%	13.9%	12.1%	13.1%
Other expense (income):
Interest expense	5.0%	4.4%	4.9%	4.6%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Other, net	(0.2)%	0.3%	(0.2)%	0.1%
Income from continuing operations before income taxes and minority interest	7.8%	9.3%	7.5%	8.6%
Income tax expense	2.7%	3.5%	2.6%	3.4%
Minority interest	0.0%	0.0%	0.0%	0.0%
Income from continuing operations	5.1%	5.8%	4.9%	5.2%
Loss (income) from discontinued operations, net of income tax	0.2%	1.9%	(0.1)%	0.9%
Net income	4.9%	3.9%	5.0%	4.3%

Three Months Ended June 30, 2007  as Compared to Three Months Ended July 1, 2006

Net sales. Net sales increased by $25.1 million, or 19.1%, from $131.3 million for the three months ended July 1, 2006 to $156.4 million for the three months ended June 30, 2007. In our general safety and preparedness segment, net sales increased by $15.9 million, or 17.6%, from $90.3 million for the three months ended July 1, 2006 to $106.2 million for the three months ended June 30, 2007. The increase reflects a combination of the following: combined organic growth in our international operations of $3.4 million, favorable exchange rates, which had an impact of $2.5 million, overall organic growth in our North American non-government business of $9.2 million, and an increase in government contract shipments of $0.8 million. In our fire service segment, net sales increased by $3.5 million, or 15.8%, from $22.2 million for the three months ended July 1, 2006 to $25.7 million for the three months ended June 30, 2007, due in part to the favorable impact of the issuance of the new National Fire Protection Association (“NFPA”) standard. In our electrical safety segment, net sales increased by $5.7 million, or 30.3%, from $18.9 million for the three months ended July 1, 2006 to $24.6 million for the three months ended June 30, 2007, primarily driven by strong market demand, new product penetration and incremental White Rubber net sales.

Gross profit. Gross profit increased by $9.9 million, or 19.0%, from $52.1 million for the three months ended July 1, 2006 to $62.0 million for the three months ended June 30, 2007, primarily due to the $25.1 million, or 19.1%, increase in net sales. Our gross profit margin was 39.7% for the three months ended July 1, 2006 and June 30, 2007. In our general safety and preparedness segment, gross profit increased by $6.7 million, or 17.9%, from $37.7 million for the three months ended July 1, 2006 to $44.4 million for the three months ended June 30, 2007. This increase was primarily due to the overall net sales increase of $15.9 million, or 17.6%, and improved margin performance in our European operations. In our fire service segment, gross profit increased by $1.8 million, or 26.6%, from $6.6 million for the three months ended July 1, 2006 to $8.4 million for the three months ended June 30, 2007, primarily due to the increase in net sales of $3.5 million, or 15.8%, and favorable margin realization. In our electrical safety segment, gross profit increased by $1.4 million, or 17.9%, from $7.8 million for the three months ended July 1, 2006 to $9.2 million for the three months ended June 30, 2007, as the increase in net sales of $5.7 million, or 30.3%, was partially offset by lower margin realization primarily due to White Rubber product line integration costs and the impact of product mix.

Operating expenses.  Operating expenses increased by $4.6 million, or 13.2%, from $35.7 million for the three months ended July 1, 2006 to $40.3 million for the three months ended June 30, 2007. In our general safety and preparedness segment, operating expenses increased $3.0 million, or 11.7%, from $25.9 million for the three months ended July 1, 2006 to $28.9 million for the three months ended June 30, 2007, driven by increased variable selling and distribution expenses associated with the $15.9 million, or 17.6%, increase in net sales and higher payroll expenses. In our fire service segment, operating expenses increased $0.3 million, or 8.2%, from $4.7 million for the three months ended July 1, 2006 to $5.0 million for the three months ended June 30, 2007, primarily due to increased variable selling and distribution expenses related to the $3.5 million, or 15.8%, increase in net sales and higher general and administrative expenses. In our electrical safety segment, operating expenses increased by $0.6 million, or 17.4%, from $3.5 million for the three months ended July 1, 2006 to $4.1 million for the three months ended June 30, 2007, primarily due to increased variable selling and distributions expenses related to the $5.7 million, or 30.3%, increase in net sales, higher amortization of intangibles of $0.2 million associated with intangible assets recorded as part of purchase accounting and incremental White Rubber operating expenses. Corporate expenses for the three months ended July 1, 2006 consisted of $1.3 million of general and administrative expenses and $0.3 million of management incentive compensation expense. Corporate expenses for the three months ended June 30, 2007 consisted of $1.9 million of general and administrative expenses and $0.4 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $0.6 million was primarily due to higher payroll, administrative expenses and professional fees.

Income from operations. Income from operations increased by $5.2 million, or 31.7%, from $16.5 million for the three months ended July 1, 2006 to $21.7 million for the three months ended June 30, 2007. In our general safety and preparedness segment, income from operations increased by $3.7 million, or 31.6%, from $11.8 million for the three months ended July 1, 2006 to $15.5 million for the three months ended June 30, 2007, primarily due to higher net sales of $15.9 million, or 17.6%, and favorable margin realization. In our fire service segment, income from operations increased by $1.4 million, or 68.6%, from $2.0 million for the three months ended July 1, 2006 to $3.4 million for the three months ended June 30, 2007, primarily due to higher net sales of $3.5 million, or 15.8%, and favorable margin performance. In our electrical safety segment, income from operations increased by $0.8 million, or 18.4%, from $4.3 million for the three months ended July 1, 2006 to $5.1 million for the three months ended June 30, 2007, as the higher net sales of $5.7 million, or 30.3%, was partially offset by lower margin realization. Corporate expenses for the three months ended July 1, 2006 consisted of $1.3 million of general and administrative expenses and $0.3 million of management incentive compensation expense. Corporate expenses for the three months ended June 30, 2007 consisted of $1.9 million of general and administrative expenses and $0.4 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $0.6 million was primarily due to higher payroll, administrative expenses and professional fees.

Included in income from operations for the three months ended July 1, 2006 and June 30, 2007 were depreciation and amortization expenses of $6.1 million and $6.6 million, respectively. Of these amounts, $4.1 million, $1.1 million, and $0.9 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the three months ended July 1, 2006 and $4.2 million, $1.1 million, and $1.3 million were attributable to these segments for the three months ended June 30, 2007.

Interest expense. Interest expense increased by $0.3 million, or 4.9%, from $6.6 million for the three months ended July 1, 2006 to $6.9 million for the three months ended June 30, 2007, primarily due to higher outstanding debt balances related to the White Rubber Transaction. Interest expense incurred by Norcross and the subsidiary guarantors totaled $6.6 million for the three months ended July 1, 2006 and $7.0 million for the three months ended June 30, 2007.

Other, net. Other, net increased by $0.7 million from $(0.2) million for the three months ended July 1, 2006 to $0.5 million for the three months ended June 30, 2007, primarily due to unrealized foreign exchange rate losses.

Income tax expense. Income tax expense increased by $1.9 million, from $3.6 million for the three months ended July 1, 2006 to $5.5 million for the three months ended June 30, 2007, primarily as a result of improved operating performance.

Loss (income) from discontinued operations. Loss from discontinued operations for the three months ended June 30, 2007 included a $3.0 million loss related to the sale of South Africa. Loss from discontinued operations for the three months ended June 30, 2006 included a $0.2 million loss associated with South Africa discontinued operations.

Net income. Net income decreased by $0.5 million, from $6.5 million for the three months ended July 1, 2006 to $6.0 million for the three months ended June 30, 2007 as a result of the reasons discussed above.

Six Months Ended June 30, 2007  as Compared to Six Months Ended July 1, 2006

Net sales. Net sales increased by $37.0 million, or 13.8%, from $267.6 million for the six months ended July 1, 2006 to $304.6 million for the six months ended June 30, 2007. In our general safety and preparedness segment, net sales increased by $21.7 million, or 11.8%, from $183.9 million for the six months ended July 1, 2006 to $205.6 million for the six months ended June 30, 2007. The increase reflects a combination of the following: combined organic growth in our international operations of $6.5 million, favorable exchange rates, which had an impact of $4.4 million, and overall organic growth in our North American non-government business of $14.1 million, which offset a decrease in government contract shipments of $3.3 million. In our fire service segment, net sales increased by $3.3 million, or 7.1%, from $46.2 million for the six months ended July 1, 2006 to $49.5 million for the six months ended June 30, 2007, due in part to the favorable impact of new NFPA standard. In our electrical safety segment, net sales increased by $12.0 million, or 31.9%, from $37.4 million for the six months ended July 1, 2006 to $49.4 million for the six months ended June 30, 2007, primarily driven by strong market demand, new product penetration and incremental White Rubber net sales.

Gross profit. Gross profit increased by $15.1 million, or 14.5%, from $104.4 million for the six months ended July 1, 2006 to $119.5 million for the six months ended June 30, 2007, primarily due to the $37.0 million, or 13.8%, increase in net sales. Excluding the impact of inventory purchase accounting adjustments of $0.7 million for the six months ended July 1, 2006, gross profit increased by $14.4 million, or 13.7%. After adjusting for the inventory purchase accounting adjustments, our gross profit margin was 39.2% for the six months ended June 30, 2007 as compared to 39.3% for the six months ended July 1, 2006. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting of $0.7 million for the six months ended July 1, 2006), gross profit increased by $9.8 million, or 13.1%, from $75.1 million for the six months ended July 1, 2006 to $84.9 million for the six months ended June 30, 2007. This increase was primarily due to the overall net sales increase of $21.7 million, or 11.8%, and improved margin realization in our European operations. In our fire service segment, gross profit increased by $1.6 million, or 11.1%, from $14.2 million for the six months ended July 1, 2006 to $15.8 million for the six months ended June 30, 2007, primarily due to the increase in net sales of $3.3 million, or 7.1%, and the favorable margin realization. In our electrical safety segment, gross profit increased by $3.0 million, or 18.6%, from $15.8 million for the six months ended July 1, 2006 to $18.8 million for the six months ended June 30, 2007, as the increase in net sales of $12.0 million, or 31.9%, was partially offset by lower margin realization primarily due to White Rubber product line integration costs and the impact of product mix.

Operating expenses.  Operating expenses increased by $7.5 million, or 10.4%, from $72.0 million for the six months ended July 1, 2006 to $79.5 million for the six months ended June 30, 2007. In our general safety and preparedness segment, operating expenses increased $5.5 million, or 10.7%, from $51.6 million for the six months ended July 1, 2006 to $57.1 million for the six months ended June 30, 2007, driven by increased variable selling and distribution expenses associated with the $21.7 million, or 11.8%, increase in net sales and higher payroll expenses. In our fire service segment, operating expenses decreased $0.1 million, or 1.1%, from $9.5 million for the six months ended July 1, 2006 to $9.4 million for the six months ended June 30, 2007. In our electrical safety segment, operating expenses increased by $1.4 million, or 20.8%, from $6.7 million for the six months ended July 1, 2006 to $8.1 million for the six months ended June 30, 2007, due to increased variable selling and distribution expenses related to the $12.0 million, or 31.9%, increase in net sales, higher amortization expense of $0.4 million associated with intangible assets recorded as part of purchase accounting and incremental White Rubber operating expenses. Corporate expenses for the six months ended July 1, 2006 consisted of $3.0 million of general and administrative expenses and $1.1 million of management incentive compensation expense. Corporate expenses for the six months ended June 30, 2007 consisted of $4.1 million of general and administrative expenses and $0.7 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $1.1 million was primarily due to higher payroll, administrative expenses and professional fees.

Income from operations. Income from operations increased by $7.6 million, or 23.4%, from $32.4 million for the six months ended July 1, 2006 to $40.0 million for the six months ended June 30, 2007. Excluding the impact of inventory purchase accounting adjustments of $0.7 million for the six months ended July 1, 2006, income from operations increased by $6.9 million, or 20.6%. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting of $0.7 million), income from operations increased by $4.3 million, or 18.2%, from $23.5 million for the six months ended July 1, 2006 to $27.8 million for the six months ended June 30, 2007, primarily due to higher net sales of $21.7 million, or 11.8%, and favorable margin realization. In our fire service segment, income from operations increased by $1.7 million, or 36.0%, from $4.7 million for the six months ended July 1, 2006 to $6.4 million for the six months ended June 30,

2007, primarily due to the higher net sales of $3.3 million, or 7.1%, and favorable margin realization. In our electrical safety segment, income from operations increased by $1.6 million, or 17.0%, from $9.1 million for the six months ended July 1, 2006 to $10.7 million for the six months ended June 30, 2007, as the higher net sales of $12.0 million, or 31.9%, was partially offset by lower margin realization. Corporate expenses for the six months ended July 1, 2006 consisted of $3.0 million of general and administrative expenses and $1.1 million of management incentive compensation expense. Corporate expenses for the six months ended June 30, 2007 consisted of $4.1 million of general and administrative expenses and $0.7 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $1.1 million was primarily due to higher payroll, administrative expenses and professional fees.

Included in income from operations for the six months ended July 1, 2006 and June 30, 2007 were depreciation and amortization expenses of $11.9 million and $13.1 million, respectively. Of these amounts, $7.9 million, $2.2 million, and $1.8 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the six months ended July 1, 2006 and $8.2 million, $2.3 million, and $2.6 million were attributable to these segments for the six months ended June 30, 2007.

Interest expense. Interest expense increased by $0.9 million, or 6.9%, from $13.1 million for the six months ended July 1, 2006 to $14.0 million for the six months ended June 30, 2007, primarily due to higher outstanding debt balances related to the White Rubber Transaction. Interest expense incurred by Norcross and the subsidiary guarantors totaled $13.1 million for the six months ended July 1, 2006 and $14.0 million for the six months ended June 30, 2007.

Other, net. Other, net increased by $0.9 million from $(0.5) million for the six months ended July 1, 2006 to $0.4 million for the six months ended June 30, 2007, primarily due to unrealized foreign exchange rate losses.

Income tax expense. Income tax expense increased by $3.1 million, from $7.0 million for the six months ended July 1, 2006 to $10.1 million for the six months ended June 30, 2007, primarily as a result of improved operating performance.

Loss (income) from discontinued operations. Loss from discontinued operations for the six months ended June 30, 2007 included a $3.0 million loss related to the sale of South Africa and $(0.2) million of income associated with South Africa discontinued operations. Income from discontinued operations for the six months ended June 30, 2006 included $(0.1) million of income associated with South Africa discontinued operations.

Net income. Net income decreased by $0.1 million, from $13.3 million for the six months ended July 1, 2006 to $13.2 million for the six months ended June 30, 2007 as a result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the six months ended June 30, 2007, net cash provided by operating activities was $13.5 million, as income from operations of $40.0 million was partially offset by an increase in accounts receivable due to higher net sales. For the six months ended July 1, 2006, net cash provided by operating activities was $5.6 million, as income from operations of $32.4 million was partially offset by an increase in accounts receivables due to higher net sales and higher inventory in part due to pending plant consolidations.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $4.8 million for the six months ended July 1, 2006 and $5.7 million for the six months ended June 30, 2007. Investing activities for the six months ended June 30, 2007 included $0.4 million of royalty payments made to the sellers of Arbin, $0.5 million for the purchase of Hungary, and $3.2 million of cash proceeds from the sale of South Africa. For the six months ended July 1, 2006, investing activities included $22.2 million for the acquisition of White Rubber, $4.5 million for the acquisition of American Firewear and $0.3 million of royalty payments made to the sellers of Muck Boot and Arbin.

As of June 30, 2007, we had working capital of $168.2 million and cash of $32.8 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the six months ended June 30, 2007, net cash used in financing activities was $3.6 million, consisting of $3.4 million of payments on long-term obligations (including an excess cash flow sweep payment of $2.3 million under the terms of our senior credit facility) and $0.2 million of dividends to Safety Products Holdings, Inc. For the six months ended July 1, 2006, net cash provided by financing activities was $13.6 million, consisting of the following: proceeds from additional term borrowings of $15.0 million under the senior credit facility related to the White Rubber transaction, $0.9 million of payments on long-term obligations, $0.4 million of dividends to Safety Products Holdings Inc., $0.2 million of capital contributions, and $0.2 million of payments for deferred financing costs.

As of June 30, 2007, borrowings under the new senior credit facility bore interest at a weighted average rate of 7.4%. As of June 30, 2007, there was approximately $162.6 million of outstanding indebtedness under the senior credit facility and approximately $47.3 million of available borrowings under the revolving credit facility.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by our North Safety Products subsidiary. As of June 30, 2007, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 636 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional two lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 638 lawsuits represent approximately 8,438 (excluding spousal claims) plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the three months ended June 30, 2007:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2007	8,746	644
New lawsuits	6	3
Settlements	—	—
Dismissals and other	(314)	(9)
Ending lawsuits as of June 30, 2007	8,438	638

Both the rate of new filings and the number of existing claimants have declined dramatically since 2003 as courts and legislatures have tightened the rules on when and where the silica claims can be pursued in an effort to reduce the large number of unmeritorious claims.  The new rules make bringing silica cases on a mass level much less attractive to the plaintiffs’ bar.  Plaintiffs’ attorneys in many jurisdictions can no longer (1) find a worker with some stated exposure to silica, (2) take an X-ray of his chest, (3) have it interpreted as demonstrating lung shadows by a radiologist, (4) then file a single lawsuit in a dangerous venue with hundreds of other plaintiffs against hundreds of defendants with the pleading containing little more than the parties’ names and some standard pleading language. More specifically, the legislatures of at least seven states — including former hotbeds of silica litigation such as Texas, Florida and Ohio — passed impairment-criteria legislation that redefined injury. These acts force plaintiffs to prove impairment as a result of their exposure to qualify for judicial treatment.  The same legislation requires that each silica claimant be tried individually, and not in the multiple plaintiff format in which the potential for large verdicts resulted from increased plaintiffs and where a few meritorious claims could increase the value of unmeritorious ones. Further tort reform in Texas created a state-wide multi-district litigation (“MDL”) wherein one judge presides over the pretrial of all Texas-silica cases. In Mississippi, the Supreme Court changed the venue rules making it much more difficult to file out-of-state plaintiffs there. The Mississippi court also changed the pleading requirements making the plaintiffs’ attorneys include plaintiff-specific allegations against each defendant sued, instead of the vague allegations against hundreds of defendants.

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 636 cases pending as of June 30, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 636 complaints maintained in our records, 446 do not specify the amount of damages sought, 25 generally allege damages in excess of $50,000, one alleges compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 103 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, two allege compensatory damages and punitive damages, each in excess of $50,000, 20 generally allege damages in excess of $15.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $50,000, one generally alleges damages in excess of $15,000, 12 generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one alleges punitive damages of $13.5 million and compensatory damages of $10.0 million, one alleges punitive damages of $13.0 million and compensatory damages of $10.0 million, eight allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000 and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional two monitored cases, and therefore we do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

We recorded a $1.25 million reserve for respiratory claims during the year ended December 31, 2004.  We re-evaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1.25 million recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

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

As discussed above, we entered into the JDA effective July 1, 2006 and completed our evaluation of the reserve.  After all information was obtained, we adjusted the reserve to $7.0 million as part of the purchase price allocation process during the permitted “allocation period”.  As of June 30, 2007, the reserve balance was $6.8 million.

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

NORCROSS SAFETY PRODUCTS L.L.C.

August 13, 2007	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Manager
(Principal Executive Officer)

August 13, 2007	By:	/s/ DAVID F. MYERS, JR.
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